Form 10QSB
period 2004-03-31
SYNTONY GROUP INC
filed 2004-06-02
CIK 1286690

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 000-50678

                           SYNTONY GROUP, INC.
                           -------------------
              (Name of Small Business Issuer in its Charter)

            UTAH                                         87-0369068
           ------                                        ----------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          605 South State Street
                        Salt Lake City, Utah 84111
                        --------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 550-5800


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No                 (2)  Yes       No X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              March 31, 2004

                                13,723,462
                                ----------

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                       Syntony Group, Inc.
                 [A Development Stage Company]

                  Condensed Financial Statements

                          March 31, 2004

                       Syntony Group, Inc.
                 [A Development Stage Company]
                     Condensed Balance Sheet


                              ASSETS
                                                  Unaudited
                                                  March 31,
                                                    2004
Current Assets
  Current assets                                  $       0
                                                  ---------
          Total Current Assets                            0

TOTAL ASSETS                                      $       0
                                                  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued liabilities                          $  17,787
     Shareholder loans                               16,450
                                                  ---------
          Total Current Liabilities                  34,237

          Total Liabilities                          34,237

Stockholders' Equity
     Common stock                                     1,372
     Additional paid in capital                     774,119
     Deficit accumulated prior to devel stage      (751,491)
     Accumulated deficit during development stage   (58,237)
                                                  ---------
          Total Stockholders' Equity                (34,237)
                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $       0
                                                  =========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                 For the Three   For the Three  Reactivation
                                  Months Ended   Months Ended         to
                                 March 31, 2004 March 31, 2003 March 31, 2004
Revenues                           $      0       $      0       $      0

General and administrative expense   16,237          10336         57,881
                                   --------        -------       --------
Operating Loss                      (16,237)       (10,336)       (57,881)

Income/franchise taxes                    0              0           (356)
                                   --------        -------       --------
Net Loss                           $(16,237)      $(10,336)      $(58,237)
                                   ========        =======       ========
Net Loss per Share                 $  (0.01)      $  (0.01)      $  (0.01)
                                   ========        =======       ========
Weighted Average Number of Shares
Outstanding                      13,723,462     13,723,462     11,688,267
                                 ==========     ==========     ==========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Cash Flows
                           (Unaudited)

                                 For the Three   For the Three  Reactivation
                                  Months Ended   Months Ended         to
                                 March 31, 2004 March 31, 2003 March 31, 2004
Cash Flows Used for Operating Activities:

  Net Loss                           $(16,237)     $(10,336)      $(58,237)
  Adjustments to reconcile net loss
  to net cash used for operating
  activities:

  Stock issued for expenses                 0             0         26,000
  Increase in current liabilities      16,237        10,336         32,237
                                     --------      --------       --------
Net Cash Flows Used for Operating
Activities                                  0             0              0

Net Increase (Decrease) in Cash             0             0              0
Beginning Cash Balance                      0             0              0
                                     --------      --------       --------
Ending Cash Balance                  $      0      $      0       $      0
                                     ========      ========       ========
Supplemental Disclosures
  Cash paid for interest             $      0      $      0       $      0
  Cash paid for income taxes         $      0      $      0       $      0

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
       Notes to Condensed Consolidated Financial Statements
                          March 31, 2004


     PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures normally
     included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2003.

 Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

     Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

     Although we currently has no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

     Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

     None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Item 3.   Controls and Procedures.

     As of the end of the 90 day period at the end of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Form 10-SB Registration Statement.*

               31.1  302 Certification of Michael Vardakis

               31.2  302 Certification of Matthew C. Lords

               32    Section 906 Certification.

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                      SYNTONY GROUP, INC.

Date: 6/1/04                          By:/s/Michael Vardakis
     ---------                          -------------------------------------
                                        Michael Vardakis, President and
                                        Treasurer and director



Date: 6/1/04                          By:/s/Matthew C. Lords
     ---------                          -------------------------------------
                                        Matthew C. Lords
                                        Vice President, Secretary and director