Form 10QSB
period 2004-06-30
SYNTONY GROUP INC
filed 2004-08-16
CIK 1286690

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

                              June 30, 2004

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

                          June 30, 2004

                       Syntony Group, Inc.
                 [A Development Stage Company]
                     Condensed Balance Sheet


                              ASSETS
                                                  Unaudited
                                                   June 30,
                                                    2004
Current Assets
  Cash                                            $      60
                                                  ---------
          Total Current Assets                           60

TOTAL ASSETS                                      $      60
                                                  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued liabilities                          $  18,951
     Shareholder loans                               16,551
                                                  ---------
          Total Current Liabilities                  35,502

          Total Liabilities                          35,502

Stockholders' Equity
     Common stock                                     1,372
     Additional paid in capital                     774,119
     Deficit accumulated prior to devel stage      (751,491)
     Accumulated deficit during development stage   (59,442)
                                                  ---------
          Total Stockholders' Equity                (35,442)
                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      60
                                                  =========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                 For the Three   For the Three
                                  Months Ended   Months Ended
                                 March 31, 2004 March 31, 2003
Revenues                           $      0       $      0

General and administrative expense    1,205          2,935
                                   --------        -------
Operating Loss                       (1,205)        (2,935)

Income/franchise taxes                    0              0
                                   --------        -------
Net Loss                           $ (1,205)      $ (2,935)
                                   ========        =======
Net Loss per Share                 $  (0.01)      $  (0.01)
                                   ========        =======
Weighted Average Number of Shares
Outstanding                      13,723,462     13,723,462
                                 ==========     ==========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                 For the Six     For the Six    Reactivation
                                 Months Ended   Months Ended         to
                                 June 30, 2004  June 30, 2003   June 30, 2004
Revenues                           $      0       $      0       $      0

General and administrative expense   17,442         13,271         59,086
                                   --------        -------       --------
Operating Loss                      (17,442)       (13,271)       (59,086)

Income/franchise taxes                    0              0           (356)
                                   --------        -------       --------
Net Loss                           $(17,442)      $(13,271)      $(59,442)
                                   ========        =======       ========
Net Loss per Share                 $  (0.01)      $  (0.01)      $  (0.01)
                                   ========        =======       ========
Weighted Average Number of Shares
Outstanding                      13,723,462     13,723,462     11,843,638
                                 ==========     ==========     ==========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Cash Flows
                           (Unaudited)

                                 For the Six     For the Six    Reactivation
                                 Months Ended    Months Ended         to
                                 June 30, 2004   June 30, 2003  June 30, 2004
Cash Flows Used for Operating Activities:

  Net Loss                           $(17,442)     $(13,271)      $(59,442)
  Adjustments to reconcile net loss
  to net cash used for operating
  activities:

  Stock issued for expenses                 0             0         26,000
  Increase in current liabilities      14,902        13,271         30,902
                                     --------      --------       --------
Net Cash Flows Used for Operating      (2,540)            0         (2,540)

Cash Flows From Financing Activities

  Loan from Shareholder                                              2,600
                                     --------      --------       --------
Net Cash Flows From Financing                                        2,600

Net Increase (Decrease) in Cash            60             0             60
Beginning Cash Balance                      0             0              0
                                     --------      --------       --------
Ending Cash Balance                  $     60      $      0       $     60
                                     ========      ========       ========
Supplemental Disclosures
  Cash paid for interest             $      0      $      0       $      0
  Cash paid for income taxes         $      0      $      0       $      0

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
       Notes to Condensed Consolidated Financial Statements
                          June 30, 2004


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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

                                      SYNTONY GROUP, INC.

Date: 8/13/2004                      By:/s/Michael Vardakis
     ----------                         -------------------------------------
                                        Michael Vardakis, President and
                                        Treasurer and director



Date: 8/13/2004                      By:/s/Matthew C. Lords
     ----------                         -------------------------------------
                                        Matthew C. Lords
                                        Vice President, Secretary and director