Form 10QSB
period 2004-09-30
SYNTONY GROUP INC
filed 2004-11-18
CIK 1286690

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 000-50678

                           SYNTONY GROUP, INC.
                           -------------------
              (Name of Small Business Issuer in its Charter)

            UTAH                                         87-0369068
            ----                                         ----------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          601 South State Street
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

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date:

                            September 30, 2004

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

                       September 30, 2004

                       Syntony Group, Inc.
                 [A Development Stage Company]
                     Condensed Balance Sheet


                              ASSETS
                                                  Unaudited
                                                September 30,
                                                    2004
Current Assets
  Cash                                            $      91
                                                  ---------
          Total Current Assets                           91

TOTAL ASSETS                                      $      91
                                                  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued liabilities                          $  19,319
     Shareholder loans                               19,100
                                                  ---------
          Total Current Liabilities                  38,419

          Total Liabilities                          38,419

Stockholders' Equity
     Common stock                                     1,372
     Additional paid in capital                     774,119
     Deficit accumulated prior to devel stage      (751,491)
     Accumulated deficit during development stage   (63,328)
                                                  ---------
          Total Stockholders' Equity                (38,328)
                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      91
                                                  =========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                 For the Three       For the Three
                                  Months Ended       Months Ended
                              September 30, 2004  September 30, 2003
Revenues                           $      0       $      0

General and administrative expense    2,886            979
                                   --------        -------
Operating Loss                       (2,886)          (979)

Income/franchise taxes                    0              0
                                   --------        -------
Net Loss                           $ (2,886)      $   (979)
                                   ========        =======
Net Loss per Share                 $  (0.01)      $  (0.01)
                                   ========        =======
Weighted Average Number of Shares
Outstanding                      13,723,462     13,723,462
                                 ==========     ==========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                 For the Nine    For the Nine   Reactivation
                                 Months Ended    Months Ended       to
                                 September 30,   September 30,  September 30,
                                     2004            2003           2004
Revenues                           $      0       $      0       $      0

General and administrative expense   20,328         14,250         61,972
                                   --------        -------       --------
Operating Loss                      (20,328)       (14,250)       (61,972)

Income/franchise taxes                    0              0           (356)
                                   --------        -------       --------
Net Loss                           $(20,328)      $(14,250)      $(62,328)
                                   ========        =======       ========
Net Loss per Share                 $  (0.01)      $  (0.01)      $  (0.01)
                                   ========        =======       ========
Weighted Average Number of Shares
Outstanding                      13,723,462     13,723,462     11,978,330
                                 ==========     ==========     ==========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Cash Flows
                           (Unaudited)

                                 For the Nine    For the Nine    Reactivation
                                 Months Ended    Months Ended        to
                                 Sept. 30, 2004  Sept. 30, 2003 Sept. 30, 2004
Cash Flows Used for Operating Activities

  Net Loss                           $(20,328)     $(14,250)      $(62,328)
  Adjustments to reconcile net loss
  to net cash used for operating
  activities:

  Stock issued for expenses                 0             0         26,000
  Increase in current liabilities      15,269        14,250         31,269
                                     --------      --------       --------
Net Cash Flows Used for Operating      (5,059)            0         (5,059)

Cash Flows From Financing Activities

  Loan from Shareholder                 5,150                        5,150
                                     --------      --------       --------
Net Cash Flows From Financing           5,150                        5,150

Net Increase (Decrease) in Cash            91             0             91
Beginning Cash Balance                      0             0              0
                                     --------      --------       --------
Ending Cash Balance                  $     91      $      0       $     91
                                     ========      ========       ========
Supplemental Disclosures
  Cash paid for interest             $      0      $      0       $      0
  Cash paid for income taxes         $      0      $      0       $      0

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
       Notes to Condensed Consolidated Financial Statements
                       September 30, 2004


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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

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

                                      SYNTONY GROUP, INC.

Date: 11/17/2004                     By:/s/Michael Vardakis
     -----------                        -------------------------------------
                                        Michael Vardakis, President and
                                        Treasurer and director



Date: 11/17/2004                     By:/s/Matthew C. Lords
     -----------                        -------------------------------------
                                        Matthew C. Lords
                                        Vice President, Secretary and director