Form 10KSB
period 2004-12-31
SYNTONY GROUP INC
filed 2005-03-24
CIK 1286690

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                       $0.0001 par value common stock
                       -----------------------------
                               Title of Class

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X     No            (2)   Yes X    No
              ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: December 31, 2004 - None.

     State the aggregate market value of the common voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 10, 2005 - $47.35. There are approximately 473,461 shares of common voting stock of the Registrant held by non-affiliates. During the past several years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     None; not applicable.

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes     No

     None; not applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: March 10, 2005
- 13,723,462 shares of common stock.

                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

   Transitional Small Business Issuer Format   Yes X    No

                               PART I

Item 1. Description of Business.

                           Business Development

                               Organization

Syntony Group, Inc. (our "Company," "we," "us," "our" and words of similar import) was organized pursuant to the laws of the State of Utah on December 12, 1980, under the name "Puma Energy, Inc.," with an authorized capital of $5,000 divided into 50,000,000 shares of common stock of a par value of $0.0001 per share. Our Company was formed for the primary purpose of engaging in all facets of the business comprising the oil and gas industry.

Effective June 8, 1989, we increased our authorized capital from $5,000 to $180,000, comprised of 800,000,000 shares of $0.0001 par value common stock and 100,000 shares $1.00 par value preferred stock, with the rights, privileges and preferences of our preferred stock to be set by the Board of Directors; and we changed our corporate name to "Syntony Group, Inc."

We amended our Bylaws to opt out of the Utah Control Share Acquisition Act,
Section 61-6-1, et. seq., of the Utah Code Annotated, on March 26, 2001, as part of a planned restructuring of our Company to enable us to re-commence business operations as may be determined by our Board of Directors, and to place us in a better position to raise funding for any such determined operations or to create a capital structure that would allow us to acquire an ongoing business that would be beneficial to our stockholders. Based upon our lack of financial resources, assets or prospects, it was expected that any such restructuring or acquisition would likely involve a control share acquisition.

On April 2, 2001, we effected a reverse spilt of our 142,800,000 outstanding shares of common stock on a basis of one share for 1,428 shares, while retaining our authorized capital, common stock and par value, with appropriate adjustments in our capital accounts. All computations in this Annual Report take into account this reverse split.

Copies of our Articles of Incorporation, as amended, and our By-Laws, as amended, were attached to our initial Registration Statement on Form 10-SB and incorporated herein by reference. See Part III, Item 13.

                      General Business History

We were originally organized for the primary purpose of engaging in all facets of the business comprising the oil and gas industry.

We were granted an effective date of April 9, 1981, on our Regulation A offering that was filed with the Securities and Exchange Commission covering the public offering of shares of our common stock to fund our contemplated oil and gas operations.

By 1987, we had depleted all of our assets.

On January 21, 1988, we completed a quasi-reorganization unanimously approved by our Board of Directors and restated our accumulated deficit account to zero, with an adjustment to our capital in excess of par value account.

In June, 1989, in connection with the increase in our authorized capital and our name change to "Syntony Group, Inc., we acquired rights to introduce a proprietary line of European cosmetics in the United States; however, because this line of cosmetics included animal extracts as part of its composition, the United States Food and Drug Administration (the "FDA") would not allow us to distribute these products in the United States without FDA approval; as a result, these planned operations were abandoned, and we were dormant until our reinstatement in March, 2001.

                                 Business

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

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading "Business Experience," Part III, Item 9.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

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

                               Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets; No Source of Revenue.

Our Company has no assets and has had no profitable operations since
inception.   We will not receive additional revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any selected or acquired business will produce any material revenues for our Company or our stockholders or that any such business will operate on a profitable basis.

Our Company May Be Deemed to Be a "Blank Check" Company Until We Adopt a Business Plan.

The limited business operations of our Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by our Company are winding down the business and to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Discretionary Use of Proceeds; "Blank Check" Company.

Because our Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company may be deemed to be a "blank check" company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

Our Company Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; our Company may also advertise our availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.

Because our Company has not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision whether to invest in our Company. Potential investors would have access to significantly more information if our Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. Our Company can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.

To date, our Company has not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which our Company may acquire. To the extent that our Company may acquire a business in a high risk industry, our Company will become subject to those risks. Similarly, if our Company acquires a financially unstable business or a business that is in the early stages of development, our Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any
specific business, assets, property or business.   Accordingly, it is unclear
whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's 'Going Concern' Opinion.

The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the calendar year ended December 31, 2004 and 2003, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

Losses Associated With Startup.

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

State Restrictions on "Blank Check" Companies.

A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. Our Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while our Company has no substantive business operations and is deemed to a "blank check" Company, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of our Company's common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies. Because our Company does not intend to make any offering of our securities in the foreseeable future, management does not believe that any state restriction on "blank check" offerings will have any effect on our Company.

In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a "blank check" or "blind pool" company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our Company's ability to register, offer and sell and/or to develop a secondary market for shares of our Company's common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if our Company acquires a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.

Members of our Company's management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Market for Common Stock; No Market for Shares.

Although our Company intends to submit for quotation of our common stock on the OTC Bulletin Board of the NASD before any selection of a business opportunity or a merger or acquisition transaction, and to seek a broker-dealer to act as market-maker for our securities (without the use of any consultant), there is currently no market for such shares, there have been no discussions with any broker-dealer or any other person in this regard, and no market maker has been identified; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

Risks of "Penny Stock."

Our Company's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share;
(ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company's common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No "Established Public Market" for Our Company's Common Stock Since Inception.

At such time as our Company identifies a business opportunity or completes a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

             Principal Products or Services and Their Markets

None; not applicable.

             Distribution Methods of the Products or Services

None; not applicable.

          Status of any Publicly Announced New Product or Service

None; not applicable.

                      Competitive Business Conditions

Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by our Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by our Company for the past several years.

  Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

                Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
                              Labor Contracts

None; not applicable.

     Need for any Governmental Approval of Principal Products or Services

Because our Company currently produces no products or services, we are not presently subject to any governmental regulation in this regard. However, in the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

     Effect of Existing or Probable Governmental Regulations on Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non- affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a "blank check" or "blind pool" company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

                         Research and Development

None; not applicable.

          Cost and Effects of Compliance with Environmental Laws

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

                            Number of Employees

None.

Item 2.  Description of Property.
---------------------------------

Our Company has no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of Michael Vardakis, who is a shareholder, our President and a director, and are provided at no cost.

Item 3.  Legal Proceedings.
---------------------------

Our Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against our Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to our Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted to a vote of our Company's security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

                         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

There has never been any "established trading market" for shares of common stock of our Company. Our Company was listed on the OTC Bulletin Board of the NASD September of 2004, but has limited trading. No assurance can be given that any market for our Company's common stock will develop or be maintained. For any market that develops for our Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption "Recent Sales of Unregistered Securities," of this Item, below.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

                                  Holders

The number of record holders of our Company's securities as of March 10, 2005 is approximately 3,557.

                                 Dividends

Our Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of our Company cannot be ascertained with any certainty, and if and until our Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our Company's ability to pay dividends on our securities.

                      Sales of "Restricted Securities"

                              Common Stock

                                       Date        Number of    Aggregate
     Name                            Acquired       Shares    Consideration
     ----                            --------       ------    -------------
Mark Meriwether (1)                   04/01        9,250,000     $8,000
Chris Meriwether (1)                  09/01        4,000,000     $8,000(2)

          (1) These persons were directors or executive officers of our Company. These shares were issued pursuant to Section 4(2) of the Securities Act as these persons were deemed to have had access to all material information about our Company by virtue of these relationships. These shares were acquired by Michael Vardakis, our President and one of our directors, in March, 2003, in a private transaction, pursuant to the so-called "Section
4(1 1/2)" exemption recognized by the Securities and Exchange Commission as an exemption from the registration provisions of Section 5 of the Securities Act for private non-issuer resales of "restricted securities" that meet the criteria of sales of securities that are issued pursuant to Section 4(2) of the Securities Act. Mr. Vardakis is an "accredited investor" as that term is defined under Rule 144, and had access to all material information about our Company at the time that he acquired these securities.

          (2) Services rendered and valued at this amount.

            Restrictions on Sales of Certain "Restricted Securities"

Generally, "restricted securities" can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the "current public information" requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in "broker's transactions" only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an "affiliate" of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All "restricted securities" of the Company have been held for in excess of one year.

In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission's Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the "Wulff letter."

The Wulff letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of "blank check" issuers had sought to treat their shares as "free-trading" or unrestricted securities. As defined in the Wulff letter, a blank check company is "a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person."

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check companies, the Wulff letter stated that affiliates of blank check issuers, as well as transferees of their securities, are "underwriters" with respect to such securities. Accordingly, transactions in these companies' securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 "safe harbor" resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act of 1933, as amended (the "Securities Act"), that exempts sales by persons other than "an issuer,
underwriter or a dealer."   As a result, it is the position of the Securities
and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff letter, this restriction would continue to apply even after the blank check company completes a merger or acquisition transaction with an operating entity.

While disputing the application of the Wulff letter to the securities of the Company that are owned by Michael Vardakis amounting to 13,245,001 shares or approximately 96.5% of our outstanding voting securities, Mr. Vardakis has agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a "no action" letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. A copy of the Registration Agreement signed by Mr. Vardakis with us was attached to our initial our initial Registration Statement on Form 10-SB and is incorporated herein by reference. See Part III, Item 13.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

                         Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected
results in these statements.   Forward-looking statements speak only as of the
date they are made.   Our Company does not undertake, and specifically
disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                             Plan of Operation

Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which our Company may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our Company's only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to our Company than would be available from a commercial lender in an arm's length transaction.
As of the date of this Annual Report, our Company has not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

                           Results of Operations

Our Company has generated no profit since inception. Our Company generated a net loss of ($24,150), for the year ended December 31, 2004, and ($14,695) for the year ended December 31, 2003. Cumulative losses total ($66,150) since our quasi-reorganization. Primarily all of these losses are the result of attorney's fees and accounting fees.

                                 Liquidity

During calendar 2004, expenses were paid by a principal stockholder in the amount of $5,350; and during calendar 2003, additional expenses by a principal stockholder totaled $11,951. This aggregate amount of $19,301 outstanding as of December 31, 2004, is unsecured, non-interest bearing and is due on demand.

Item 7.  Financial Statements.
------------------------------

                            Syntony Group, Inc.
                       [A Development Stage Company]

                            FINANCIAL STATEMENTS

                             December 31, 2004

        [WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

                            Syntony Group, Inc.
                       [A Development Stage Company]

                             Table of Contents
                                                                       Page

Report of Independent Registered Public Accounting Firm. . . . . .      F-1


Balance Sheet - December 31, 2004  . . . . . . . . . . . . . . . .      F-2


Statements of Operations for the years ended December 31, 2004 and
2003, and for the period from Reactivation [March 26, 2001] through
December 31, 2004   . . . . . . . . . . . . . . . . . . . . . . .       F-3

Statements of Stockholders' Equity/(Deficit) for the period from
Reactivation [March 26, 2001] through December 31, 2004 . . . . .       F-4

Statements of Cash Flows for the years ended December 31, 2004 and
2003 and for the period from Reactivation [March 26, 2001] through
December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . .       F-5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . F-6 - F-8

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FORM


Board of Directors and Stockholders
Syntony Group, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Syntony Group, Inc. [a development stage company] as of December 31, 2004, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 31, 2004 and 2003, and for the period from reactivation [March 26, 2001] through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Syntony Group, Inc. as of December 31, 2004, and the results of operations and cash flows for the years ended December 31, 2004 and 2003, and for the period from reactivation [March 26, 2001] through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Syntony Group, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses and has not had significant operations since reactivation. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                   Mantyla McReynolds
March 10, 2005
Salt Lake City, Utah

                       Syntony Group, Inc.
                  [A Development Stage Company]
                          Balance Sheet
                        December 31, 2004


                              Assets
Current Assets
  Cash and cash equivalents - Note A                              $     110
                                                                  ---------
Total Current Assets                                                    110
                                                                  ---------
Total Assets                                                      $     110
                                                                  =========

              Liabilities and Stockholders' Deficit
Liabilities

Current Liabilities
  Accounts Payable                                                $  22,859
  Accounts Payable - Related Party - Note E                          19,301
  Franchise Taxes Payable                                               100
                                                                  ---------
Total Current Liabilities                                            42,260

Long-term Liabilities
  Long-term Liabilities                                                   -
                                                                  ---------
Total Long-term Liabilities                                               -
                                                                  ---------
Total Liabilities                                                    42,260

Stockholders' Deficit
     Preferred stock -- 100,000 shares authorized having a
       par value of $1.00 per share; 0 shares issued and
       outstanding                                                        0
     Capital stock -- 800,000,000 shares authorized having a
       par value of $.0001 per share; 13,723,462 shares issued
       and outstanding - Note B                                       1,372
     Additional paid-in capital                                     774,119
     Deficit accumulated prior to development stage                (751,491)
     Deficit accumulated during development stage                   (66,150)
                                                                 ----------
          Total Stockholders' Deficit                               (42,150)
                                                                 ----------
Total Liabilities and Stockholders' Equity                       $      110
                                                                 ==========
          See accompanying notes to financial statements

                       Syntony Group, Inc.
                  [A Development Stage Company]
                     Statements of Operations
          For the years ended December 31, 2004 and 2003
and for the period from Reactivation [March 26, 2001] through December 31,2004

                                                                    From
                                                                Reactivation
                                   Year ended    Year ended       [3/26/01]
                                   December 31,  December 31,      through
                                      2004          2003          12/31/04
Revenues                             $      0      $        0   $       0

General and Administrative Expenses    24,050          14,595      65,750
                                     --------      ----------   ---------
Total General and Administrative
Expenses                               24,050          14,595      65,750
                                     --------      ----------   ---------
Net Loss Before Taxes                $(24,050)        (14,595)    (65,750)
                                     ========      ==========   =========
Other Expense
Provision for Income Taxes                100             100         400
                                     --------      ----------   ---------
Total Other Expense                       100             100         400

Net Loss                             $(24,150)     $  (14,695)  $ (66,150)

Basic loss per share                 $  (0.01)     $    (0.01)  $   (0.01)
                                     ========      ==========   =========
Weighted average number of common
shares outstanding                 13,723,462      13,723,462   1,209,510
                                   ==========      ==========   =========

          See accompanying notes to financial statements

                       Syntony Group, Inc.
                  [A Development Stage Company]
           Statements of Stockholders' Equity/(Deficit)
For the period from Reactivation [March 26, 2001] through December 31, 2004

                                                    Deficit
                                                  Accumulated
                                       Additional   During        Total
                      Number   Common   Paid-in  Development   Stockholders'
                     of Shares  Stock   Capital     Stage    Equity/(Deficit)
Balance,
March 26, 2001        142,800,000  $14,280 $735,211    $(751,491)     $(2,000)

Reverse split shares
1 for 1,428, 4/2/01  (142,326,538) (14,233)  14,233                         0

Issued stock for
expenses, at $.002
per share               9,250,000      925   17,075                    18,000

Net loss for 2001                                        (18,100)     (18,100)
                    ---------------------------------------------------------
Balance,
December 31, 2001       9,723,462      972  766,519     (769,591)      (2,100)

Issued stock for
expenses, at $.002
per share               4,000,000      400    7,600                     8,000

Net loss for 2002                                         (9,205)      (9,205)
                    ---------------------------------------------------------
Balance,
December 31, 2002      13,723,462    1,372  774,119     (778,796)      (3,305)

Net loss for 2003                                        (14,695)     (14,695)
                    ---------------------------------------------------------
Balance,
December 31, 2003      13,723,462    1,372  774,119     (793,491)     (18,000)

Net Loss for 2004                                        (24,150)     (24,150)
                    ---------------------------------------------------------
Balance,
December 31, 2004      13,723,462  $ 1,372 $774,119    $(817,641)    $(42,150)


          See accompanying notes to financial statements

                       Syntony Group, Inc.
                  [A Development Stage Company]
                     Statements of Cash Flows
          For the years ended December 31, 2004 and 2003
and for the period from Reactivation [March 26, 2001] through December 31,
                              2004

                                                                   From
                                                                Reactivation
                                   Year ended    Year ended       [3/26/01]
                                   December 31,  December 31,      through
                                      2004          2003           12/31/04
Cash Flows From Operating Activities
Net Loss                           $   (24,150)  $(14,695)     $(66,150)
Adjustments to reconcile net income
to net cash provided by operating
activities:
    Increase in income taxes payable       100       (100)          100
    Increase in current liabilities     24,160     14,795        40,160
                                    ----------    -------      --------
       Net Cash From Operating
       Activities                          110          -       (25,890)

Cash Flows From Investing Activities
  Purchase of property and equipment         -          -
                                    ----------   --------    ----------
Net Cash From Investing Activities           -          -

Cash Flows from Financing Activities
  Proceeds from stock issuance                          -        26,000
                                    ----------   --------    ----------
Net Cash from Financing Activities           -          -        26,000

Net Increase in Cash                       110          -           110

Beginning Cash Balance                       -          -             -
                                   -----------   --------       -------
Ending Cash Balance                $       110   $      -       $   110
                                   ===========   ========       =======

Supplemental Disclosures
  interest                         $         -   $      -       $     -
  income taxes paid                $         -   $      -       $     -

          See accompanying notes to financial statements

                        Syntony Group, Inc.
                  [A development Stage Company]
                  Notes to Financial Statements
                        December 31, 2004

NOTE A    Summary of Significant Accounting Policies

     Company Background

     The Company incorporated under the laws of the State of Utah on December 12, 1980 as Puma Energy, Inc. In 1981 the Company's focus was the development of oil and gas wells. However, by 1987, the Company had depleted all assets and became inactive. On June 8, 1989 the Company changed its name to Syntony Group, Inc. The Company then changed its purpose to developing and marketing a proprietary cosmetic. However, failing to obtain approval from the United States Food and Drug Administration, the Company abandoned these planned operations and became dormant. In March of 2001, the Company reactivated and amended its bylaws to reflect that the provisions of the Utah Control Share Acquisition Act should not apply to the Company.

     Syntony Group, Inc., is in the development stage and is developing its planned principal operations.

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company has $110 as of December 31, 2004.

     Property & Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. There are no depreciable assets as of December 31, 2004.

     Income Taxes

     The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. (See Note C below).

     Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of shares outstanding.

                        Syntony Group, Inc.
                  [A development Stage Company]
                  Notes to Financial Statements
                        December 31, 2004



NOTE A    Summary of Significant Accounting Policies[continued]

     Revenue Recognition

     The Company shall recognizes revenue when earned, which will be when services are rendered or products are delivered to customers. There has been no revenue since reactivation.


     Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B    Common Stock

     On April 2, 2001, the Company reverse split its common stock outstanding on the basis of one for 1,428 shares, while retaining the authorized shares and par value. There was a provision that no stockholder, on a per stock certificate of record basis, owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split. Further, all fractional shares were rounded up to the nearest whole share, with the Company being authorized to issue such shares as are necessary for the rounding of fractions shares.

     In April 2001, the Company authorized and issued 9,250,000 post-split shares of common stock at $.002 per share to an officer for costs and expenses advanced on behalf of the Company.

     In September 2002, the Company issued 4,000,000 post-split shares of common stock to an individual at $.002 per share for expenses and services rendered to the Company.

NOTE C    Accounting for Income Taxes

     No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since reactivation. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be sufficiently profitable in the near future to take advantage of the losses.

             Deferred Tax Asset                       Balance   Tax      Rate
     Federal loss carryforward (expires through 2024) 66,150   9,923    15.00%
     State loss carryforward (expires through 2019)   65,750   3,288     5.00%
     Valuation allowance                                     (13,210)
                                                             -------
            Deferred tax asset                               $     -


     The allowance has increased $4,825 from $8,385 as of December 31, 2003. The amount shown on the balance sheet for income taxes payable represents the annual minimum franchise tax amount due to the State of Utah.

                        Syntony Group, Inc.
                  [A development Stage Company]
                  Notes to Financial Statements
                        December 31, 2004



NOTE D    Liquidity

     The Company has accumulated losses since Reactivation totaling $66,150, and had no operations through December 31, 2004. Financing for the Company's limited activities to date has been provided primarily by the issuance of stock and by advances from a stockholder(see NOTE E). The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.


NOTE E    Stockholder Loan/Related Party Transactions

     A stockholder has paid expenses on behalf of the Company in the amount of $2,000 during the year ended December 31, 2002, $11,951 during the year ended 2003 and $5,350 during 2004. A balance of $19,301 is outstanding as of December 31, 2004, is unsecured, non-interest bearing, and is payable on demand.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

There has been no change in our auditors since our reinstatement in March, 2001.

Item 8(a).  Controls and Procedures.
------------------------------------

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Treasurer and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President/Treasurer and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.
------------------------------

None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending December 31, 2004, and 2003, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Michael Vardakis      President,      3/03           *
                      Treasurer

Matthew C. Lords      Vice President, 3/03           *
                      Secretary,
                      Director

               * These persons presently serve in the capacities indicated.

                          Term of Office

The term of office of the current directors continues until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in November of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

                            Business Experience

Michael Vardakis, age 39, has served as President and Treasurer of the Company since March 20, 2003. Mr. Vardakis has served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his recent resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a non-reporting publicly-held company, since March 6, 2003. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in-law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; from July, 1997 until April, 2002, Mr. Vardakis served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act, until 2001; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

Matthew C. Lords, age 37, has served as a Vice President, Secretary and director since March 20, 2003. Mr. Lords has also served as director of Asyst Corporation, from August 28, 2001, until his recent resignation in February 2004. He has been manager of Mike's Pawn in Salt Lake City, Utah, for the last 10 years, where he is responsible for all employees, purchases, sales and loans. He graduated in 1991 from the University of Utah with a Bachelor of Arts in Political Science.

Family Relationships.
---------------------

None.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of our Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  Engaging in any type of business practice; or

              (iii) Engaging in any activity in connection with the
                    purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Audit Committee.
----------------

We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current lack of any business operations. We will assess whether an audit committee may be necessary in the future.

Code of Ethics.
---------------

We have adopted a Code of Ethics that is attached as Exhibit 14 to this Annual Report. See Part III, Item 13.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Michael   12/31/04     0     0        0         0      0         0       0
Vardakis  12/31/03     0     0        0         0      0         0       0
President,12/31/02     0     0        0         0      0         0       0
Treasurer

Matthew   12/31/04     0     0        0         0      0         0       0
C. Lords  12/31/03     0     0        0         0      0         0       0
Vice Pres,12/31/02     0     0        0         0      0         0       0
Secretary,
Director

Stock Option Plans.
-------------------

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the calendar years ended December 31, 2003 or 2002. Further, no member of our Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our Company, with respect to any director or executive officer of our Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with our Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of December 31, 2004, and to the date hereof:

                                         Number and Percentage of
                                         Shares Beneficially Owned
                                         ----------------------------

Name and Address                          12/31/04    Currently
----------------                          --------    ---------

Michael Vardakis                          13,245,001         96.5%
601 South State Street
Salt Lake City, Utah 84111
                                          ----------         -------
TOTALS:                                   13,245,001         96.5%

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2004, and to the date hereof:

                                          Number and Percentage of
                                          Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/04    currently
----------------                          --------    ---------
Michael Vardakis                         13,245,001            96.5%
601 South State Street
Salt lake City, Utah 84111

Matthew C. Lords                              5,000
                                         ----------           -------
TOTALS:                                  13,250,001            96.5%

Changes in Control.
-------------------

There are no present arrangements or pledges of our Company's securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

          None.

Exhibits
Number
------
          (i)

14        Code of Ethics

31.1      Certification of Michael Vardakis

31.2      Certification of Matthew Lords

32        906 Certification.


          (ii)

          10-SB Registration Statement, as amended - Part I*

               *Previously filed and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the years ended December 31, 2004 and 2003:

     Fee category               2004           2003
     ------------               ----           ----

     Audit fees                 $1,617         $2,883

     Audit-related fees         $    0         $    0

     Tax fees                   $  200         $    0

     All other fees             $    0         $    0
                                ------         ------
     Total fees                 $1,817         $2,883

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Syntony's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SYNTONY GROUP, INC.


Date: 3/11/2005                    By: /S/Michael Vardakis
     ----------                      ---------------------
                                     Michael Vardakis, President, Treasurer
                                     and Director


Date: 3/11/2005                    By: /S/Matthew Lords
     ----------                      -----------------------
                                     Matthew Lords, Vice President, Secretary
                                     and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   SYNTONY GROUP, INC.


Date: 3/11/2005                    By: /S/Michael Vardakis
     ----------                      ---------------------
                                     Michael Vardakis, President, Treasurer
                                     and Director


Date: 3/11/2005                    By: /S/Matthew Lords
     ----------                      -----------------------
                                     Matthew Lords, Vice President, Secretary
                                     and Director