Form 10QSB
period 2005-03-31
SYNTONY GROUP INC
filed 2005-05-16
CIK 1286690

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                              March 31, 2005

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

                          March 31, 2005

                       Syntony Group, Inc.
                 [A Development Stage Company]
                     Condensed Balance Sheet


                              ASSETS
                                                  Unaudited
                                                  March 31,
                                                    2005
Current Assets
  Current assets                                  $     475
                                                  ---------
          Total Current Assets                          475

TOTAL ASSETS                                      $     475
                                                  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued liabilities                          $  24,172
     Taxes Payable                                      100
     Shareholder loans                               20,300
                                                  ---------
          Total Current Liabilities                  44,572

          Total Liabilities                          44,572

Stockholders' Equity
     Common stock                                     1,372
     Additional paid in capital                     774,119
     Deficit accumulated prior to developmental
     stage                                         (751,491)
     Accumulated deficit during development stage   (68,097)
                                                  ---------
          Total Stockholders' Equity                (44,097)
                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     475
                                                  =========


                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                 For the Three   For the Three  Reactivation
                                  Months Ended   Months Ended         to
                                 March 31, 2005 March 31, 2004 March 31, 2005

Revenues                           $      0       $      0       $      0

General and administrative expense    1,947         16,237         67,641
                                   --------        -------       --------
Operating Loss                       (1,947)       (16,237)       (67,641)

Income/franchise taxes                    0              0           (456)
                                   --------        -------       --------
Net Loss                           $ (1,947)      $(16,237)      $(68,097)
                                   ========        =======       ========
Net Loss per Share                 $  (0.01)      $  (0.01)
                                   ========        =======
Weighted Average Number of Shares
Outstanding                      13,723,462     13,723,462
                                 ==========     ==========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Cash Flows
                           (Unaudited)

                                 For the Three   For the Three  Reactivation
                                  Months Ended   Months Ended         to
                                 March 31, 2005 March 31, 2004 March 31, 2005

Cash Flows Used for Operating Activities:

  Net Loss                           $ (1,947)     $(16,237)      $(68,097)
  Adjustments to reconcile net loss
  to net cash used for operating
  activities:

  Stock issued for expenses                 0             0         26,000
  Increase in current liabilities       2,312        16,237         42,572
                                     --------      --------       --------
Net Cash Flows Used for Operating
Activities                                365             0            475

Net Increase (Decrease) in Cash           365             0            475
Beginning Cash Balance                    110             0              0
                                     --------      --------       --------
Ending Cash Balance                  $    475      $      0       $    475
                                     ========      ========       ========
Supplemental Disclosures
  Cash paid for interest             $      0      $      0       $      0
  Cash paid for income taxes         $      0      $      0       $      0


                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
             Notes to Condensed Financial Statements
                         March 31, 2005


     PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures normally
     included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2004.

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

Item 6.   Exhibits.
-------------------

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

                                      SYNTONY GROUP, INC.

Date: 5/16/05                         By:/s/Michael Vardakis
     --------                           -------------------------------------
                                        Michael Vardakis, President and
                                        Treasurer and director



Date: 5/16/05                         By:/s/Matthew C. Lords
     --------                            -------------------------------------
                                        Matthew C. Lords
                                        Vice President, Secretary and director