Form 10QSB
period 2005-06-30
SYNTONY GROUP INC
filed 2005-08-10
CIK 1286690

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                                June 30, 2005

                                 13,723,462
                                 ----------

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The Financial Statements of our Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                       Syntony Group, Inc.
                 [A Development Stage Company]

                  Condensed Financial Statements

                           June 30, 2005

                       Syntony Group, Inc.
                 [A Development Stage Company]
                     Condensed Balance Sheet


                              ASSETS
                                                  Unaudited
                                                   June 30,
                                                    2005
Current Assets
  Current assets                                  $     453
                                                  ---------
          Total Current Assets                          453

TOTAL ASSETS                                      $     453
                                                  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued liabilities                          $  30,823
     Taxes Payable                                      100
     Shareholder loans                               20,300
                                                  ---------
          Total Current Liabilities                  51,223

          Total Liabilities                          51,223

Stockholders' Equity
     Common stock                                     1,372
     Additional paid in capital                     774,119
     Deficit accumulated prior to developmental
     stage                                         (751,491)
     Accumulated deficit during development stage   (74,770)
                                                  ---------
          Total Stockholders' Equity                (50,770)
                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     453
                                                  =========


                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                      For the Three   For the Three
                                       Months Ended   Months Ended
                                      June 30, 2005   June 30, 2004

Revenues                               $      0       $      0

General and administrative expense        6,673          1,205
                                       --------        -------
Operating Loss                           (6,673)        (1,205)

Income/franchise taxes                        0              0
                                       --------        -------
Net Loss                               $ (6,673)      $ (1,205)
                                       ========        =======
Net Loss per Share                     $  (0.01)      $  (0.01)
                                       ========        =======
Weighted Average Number of Shares
Outstanding                          13,723,462     13,723,462
                                     ==========     ==========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                  For the Six    For the Six    Reactivation
                                  Months Ended   Months Ended         to
                                 June 30, 2005   June 30, 2004  June 30, 2005

Revenues                           $      0       $      0       $      0

General and administrative expense    8,621         17,442         74,314
                                   --------        -------       --------
Operating Loss                       (8,621)       (17,442)       (74,314)

Income/franchise taxes                    0              0           (456)
                                   --------        -------       --------
Net Loss                           $ (8,621)      $(17,442)      $(74,770)
                                   ========        =======       ========
Net Loss per Share                 $  (0.01)      $  (0.01)
                                   ========        =======
Weighted Average Number of Shares
Outstanding                      13,723,462     13,723,462
                                 ==========     ==========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Cash Flows
                           (Unaudited)

                                 For the Six     For the Six   Reactivation
                                  Months Ended   Months Ended         to
                                 June 30, 2005   June 30, 2004 June 30, 2005

Cash Flows Used for Operating Activities:

  Net Loss                           $ (8,621)     $(17,442)      $(74,770)
  Adjustments to reconcile net loss
  to net cash used for operating
  activities:

  Stock issued for expenses                 0             0         26,000
  Increase in current liabilities       8,964        17,502         49,223
                                     --------      --------       --------
Net Cash Flows Used for Operating
Activities                                343            60            453

Cash Flows From Financing Activities

  Loan From Shareholder

Net Increase (Decrease) in Cash           343            60            453
Beginning Cash Balance                    110             0              0
                                     --------      --------       --------
Ending Cash Balance                  $    453      $     60       $    453
                                     ========      ========       ========
Supplemental Disclosures
  Cash paid for interest             $      0      $      0       $      0
  Cash paid for income taxes         $      0      $      0       $      0


                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
             Notes to Condensed Financial Statements
                         June 30, 2005


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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

          Exhibits.

               Form 10-SB Registration Statement.*

               31.1  302 Certification of Michael Vardakis

               31.2  302 Certification of Matthew C. Lords

               32    Section 906 Certification.

               *  Incorporated herein by reference.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned there unto duly authorized.

                                      SYNTONY GROUP, INC.

Date: 8/10/05                         By:/s/Michael Vardakis
     --------                           -------------------------------------
                                        Michael Vardakis, President and
                                        Treasurer and director



Date: 8/10/05                         By:/s/Matthew C. Lords
     --------                            -------------------------------------
                                        Matthew C. Lords
                                        Vice President, Secretary and director