Form 10QSB
period 2005-09-30
SYNTONY GROUP INC
filed 2005-11-14
CIK 1286690

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No                 (2)  Yes  X     No
         ---     ---                        ---       ---

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes X    No
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

                             September 30, 2005

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

                       September 30, 2005

                       Syntony Group, Inc.
                 [A Development Stage Company]
                     Condensed Balance Sheet


                              ASSETS
                                                  Unaudited
                                                September 30,
                                                    2005
Current Assets
  Current assets                                  $     404
                                                  ---------
          Total Current Assets                          404

TOTAL ASSETS                                      $     404
                                                  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued liabilities                          $  34,465
     Taxes Payable                                      100
     Shareholder loans                               20,300
                                                  ---------
          Total Current Liabilities                  54,865

          Total Liabilities                          54,865

Stockholders' Equity
     Common stock                                     1,372
     Additional paid in capital                     774,119
     Deficit accumulated prior to developmental
     stage                                         (751,491)
     Accumulated deficit during development stage   (78,461)
                                                  ---------
          Total Stockholders' Equity                (54,461)
                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     404
                                                  =========


                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                      For the Three     For the Three
                                       Months Ended     Months Ended
                                   September 30, 2005 September 30, 2004

Revenues                               $      0       $      0

General and administrative expense        3,691          2,886
                                       --------        -------
Operating Loss                           (3,691)        (2,886)

Income/franchise taxes                        0              0
                                       --------        -------
Net Loss                               $ (3,691)      $ (2,886)
                                       ========        =======
Net Loss per Share                     $  (0.01)      $  (0.01)
                                       ========        =======
Weighted Average Number of Shares
Outstanding                          13,723,462     13,723,462
                                     ==========     ==========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                          For the Nine     For the Nine      Reactivation
                          Months Ended     Months Ended            to
                      September 30, 2005 September 30, 2004 September 30, 2005

Revenues                   $      0         $      0            $      0

General and administrative
expense                      12,312           20,328              78,005
                           --------          -------            --------
Operating Loss              (12,312)         (20,328)            (78,005)

Income/franchise taxes            0                0                (456)
                           --------          -------            --------
Net Loss                   $(12.312)        $(20,328)           $(78,461)
                           ========          =======            ========
Net Loss per Share         $  (0.01)        $  (0.01)
                           ========          =======
Weighted Average Number
of Shares Outstanding    13,723,462       13,723,462
                         ==========       ==========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
                Condensed Statements of Cash Flows
                           (Unaudited)

                          For the Nine     For the Nine      Reactivation
                          Months Ended     Months Ended            to
                      September 30, 2005 September 30, 2004 September 30, 2005

Cash Flows Used for
Operating Activities:

  Net Loss                  $(12,312)       $(20,328)          $(78,461)
  Adjustments to reconcile
  net loss to net cash used
  for operating activities:
  Stock issued for expenses        0               0             24,000
  Increase in current
  liabilities                 12,606          15,269             54,865
                            --------        --------           --------
Net Cash Flows Used for
Operating Activities             294          (5,059)               404

Cash Flows From Financing
Activities

  Loan From Shareholder                        5,150

Net Increase (Decrease) in
Cash                             294              91                404
Beginning Cash Balance           110               0                  0
                            --------        --------           --------
Ending Cash Balance         $    404        $     91           $    404
                            ========        ========           ========
Supplemental Disclosures
  Cash paid for interest    $      0        $      0           $      0
  Cash paid for income taxes$      0        $      0           $      0


                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
             Notes to Condensed Financial Statements
                      September 30, 2005


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

                                      SYNTONY GROUP, INC.

Date: 11/14/05                          By:/s/Michael Vardakis
     ---------                          -------------------------------------
                                        Michael Vardakis, President and
                                        Treasurer and director



Date: 11/14/05                          By:/s/Matthew C. Lords
     ---------                          -------------------------------------
                                        Matthew C. Lords
                                        Vice President, Secretary and director