Form 10KSB
period 2005-12-31
SYNTONY GROUP INC
filed 2006-03-13
CIK 1286690

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2005

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

                Registrant's Telephone Number: (801) 550-5800

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

     (1)   Yes X     No            (2)   Yes X    No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: December 31, 2005 - None.

     State the aggregate market value of the common voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 7, 2006 - $899,575.90. There are approximately 473,461 shares of common voting stock of the Registrant held by non-affiliates.

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

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: March 7, 2006
- 13,723,462 shares of common stock.

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

Copies of our Articles of Incorporation, as amended, and our By-Laws, as amended, were filed as Exhibits to our initial Registration Statement on Form 10-SB and which is incorporated herein by reference. See Part III, Item 13.

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

In June, 1989, in connection with the increase in our authorized capital and our name change to "Syntony Group, Inc.," we acquired rights to introduce a proprietary line of European cosmetics in the United States; however, because this line of cosmetics included animal extracts as part of its composition, the United States Food and Drug Administration (the "FDA") would not allow us to distribute these products in the United States without FDA approval; as a result, these planned operations were abandoned, and we were dormant until our reinstatement in March, 2001.

On January 4, 2006, which is subsequent to the date of this Annual Report, we announced that we had entered into an Agreement and Plan of Merger (the "BioTechCures Merger Agreement") with BioTechCures, Inc., a privately-held Nevada corporation ("BioTechCures"), and Syntony Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of ours ("Acquisition Sub").

On February 13, 2006, we executed a Termination and Release Agreement with BioTechCures pursuant to which the BioTechCures Merger Agreement was terminated, with each party to bear its own costs. For additional information regarding the BioTechCures Merger Agreement and the Termination and Release Agreement, see our 8-K and 8-KA Current Reports dated January 4, 2006, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by reference. See Part III, Item 13.

                                 Business

Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and
(iii) to commence such operations through funding and/or the acquisition of a "going concern" that is engaged in any industry selected. Accordingly, we are deemed to be a "blank check" or "shell company," as defined in Rule 12b-2 promulgated under the Exchange Act by the Securities and Exchange Commission.

When and if we will select either an industry or business in which to engage in or complete an acquisition of any kind is presently unknown, and will depend upon many factors, including but not limited to, those that are outlined below.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we are deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO") as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction, may eliminate many of the perceived advantages of these types of transactions. These types of transactions are customarily referred to as "reverse" reorganizations in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% or more of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity's management personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merit of any such business' or company's technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such company's management services and the depth of its management; the business' or the company's potential for further research, development or exploration; risk factors specifically related to the business' or company's operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company's or the business' products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Furthermore, the results of operations of any specific business or company may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Also, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness, or the abilities of its management or its business objectives. Additionally, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such enterprise will be unproven, and cannot be predicted with any certainty.

Our Management will attempt to meet personally with management and key personnel of the business or company providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of our management, and the lack of available funds for these purposes, these activities may be limited.

We are unable to predict the time as to when, and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation. It is the Securities and Exchange Commission's position that any shares issued to members of our management, persons who may be deemed to be our "promoters" or "founders" or our "affiliates," are required to be resold under an effective registration statement filed with the Securities and Exchange Commission in accordance with the so-called "Wulff Letter" that is fully discussed under Part II, Item 5, under the heading "Restrictions on Sales of Certain of Restricted Securities," and which we believe will be liberally construed to promote its purposes as discussed therein. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder's or others who may be subject to the interpretations of the Wulff Letter refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the Securities and Exchange Commission that includes any shares that are issued to them at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $500,000. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in our common stock could also be subject to the Securities and Exchange Commission's interpretations of the Wulff Letter. All of our shares of common stock that are currently owned by Michael Vardakis, our President and a director, are the subject of a Registration Agreement that we believe conforms with these interpretations of the Wulff Letter, which Mr. Vardakis has voluntarily executed on the advice of our legal counsel. See Part II, Item 5, under the heading "Restrictions on Sales of Certain Restricted Securities," and Part III, Item 13, for information as to where a copy of that Registration Agreement may be viewed.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors.
-------------

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below, among others that cannot now be determined.

Extremely Limited Assets; No Source of Revenue.
-----------------------------------------------

We have no assets and have had no profitable operations since inception. We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

We are deemed to be a Blank Check or Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations.
---------------------------------------------------

The limited business operations of ours, as now contemplated, involve those of a blank check or shell company. The only activities to be conducted by our Company are to manage our current limited assets and corporate standing and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for our securities or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

Discretionary Use of Proceeds; Blank Check or Shell Company.
------------------------------------------------------------

Because we are not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a blank check or shell company. Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives. We will comply with Rule 419 of Regulation C of the Securities and Exchange Commission if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account that provides that the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding his or her decision to invest.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future, except the search for a business or an entity to acquire that may be beneficial to us and our stockholders.

When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

We Will Seek Out Business Opportunities.
----------------------------------------

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the "Securities Act"), and the General Rules and Regulations of the Securities and Exchange Commission promulgated thereunder.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.
-----------------------------------------------------------------------

Because we have not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision of whether to invest in us. Potential investors would have access to significantly more information if we had already identified a potential acquisition, or if the acquisition target had made an offering of its securities directly to the public. We can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.
------------------------------------------------------------------

To date, we have not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in any industry or business in which our Company may acquire. To the extent that we may acquire a business in a high risk industry, we will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will also become subject to the numerous risks to which those businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.
-----------------------------------

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of a purchase with a funding requirement as a condition precedent to closing, or an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Registration Statement, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's 'Going Concern' Opinion.
----------------------------------

The Independent Auditor's Report issued in connection with our audited financial statements for the calendar years ended October 31, 2005 and 2004, expressed "substantial doubt about our ability to continue as a going concern," due to our status as a start-up and our lack of profitable operations. See the Index to Financial Statements, Part F/S of this Registration Statement.

Losses Associated With Startup.
-------------------------------

We have not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies.
-----------------------------------------------------------------

     Federal Restrictions.
     ---------------------

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading "Restrictions on Sales Certain Restricted Securities," can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. Michael Vardakis' shares common stock in our Company are subject to resale under a Registration Agreement that is discussed below under this heading; he is our President and a director.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholder fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

     * The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

     * Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

     * Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

     * These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

     * An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation, including our current sole director.

     * Finder's and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

     State Restrictions.
     -------------------

A total of 36 states prohibit or substantially restrict the registration and sale of blank check or shell companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while we have no substantive business operations and are deemed to a blank check or shell company, these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of blank check or shell companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New
York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states' securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a blank check or shell company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if we acquire a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.
---------------------------------------------------------------------

Members of our management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that we have no business operations, the members of our management currently devote one hour a week to the activities of our Company, until such time as we have identified a suitable acquisition target or determined to engage in a particular business or industry and have commenced such operations.

No Market for Common Stock; No Market for Shares.
-------------------------------------------------

Although our common stock is currently quoted on the OTC Bulletin Board of the NASD ("STOY"), there is currently no market for such shares; and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of "restricted securities" under Rule 144 or sales of Wulff Letter shares pursuant to registration statements may also have an adverse effect on any market that may develop. See Part II, Item 5.

The shares of Mr. Vardakis are subject to resale under a Registration Agreement which is referenced in Part III, Item 13. Also, Mr. Vardakis will not be able to sell his shares under Rule 144 or Section 4(1) of the Securities Act, both of which exempt routine trading transactions from the registration requirements of the Securities Act.

Risks of "Penny Stock."
-----------------------

Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No "Established Public Market" for Our Common Stock Since Inception.
----------

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

     Principal Products or Services and Their Markets.
     -------------------------------------------------

None; not applicable.

     Distribution Methods of the Products or Services.
     -------------------------------------------------

None; not applicable.

     Status of any Publicly Announced New Product or Service.
     --------------------------------------------------------

None; not applicable.

     Competitive Business Conditions.
     --------------------------------

Management believes that there are literally thousands of blank check or shell companies engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past several years.

     Sources and Availability of Raw Materials and Names of Principal
Suppliers.
----------

None; not applicable.

     Dependence on One or a Few Major Customers.
     -------------------------------------------

None; not applicable.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
------------------------------

None; not applicable.

     Need for any Governmental Approval of Principal Products or Services.
     ---------------------------------------------------------------------

Because we currently produce no products or services, we are not presently subject to any governmental regulation in this regard, except applicable securities laws, rules and regulations, as outlined above and under the heading below. However, in the event that we engage in any business endeavor or complete any merger or acquisition transaction with an entity that engages in governed activities, we will become subject to all governmental approval requirements to which the business or the merged or acquired entity is subject.

     Effect of Existing or Probable Governmental Regulations on Business.
     --------------------------------------------------------------------

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity may not be a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and NASAA have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for blank check or shell companies like us, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, and compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission. Amendments to Form 8-K by he Securities and Exchange Commission require that any acquisition that will result in our Company no longer being a blank check or shell company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission, all within four business days, including audited financial statements of the acquired company and proforma financial statements reflecting the acquisition.

We are also prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days.

     Research and Development.
     -------------------------

None; not applicable.

     Cost and Effects of Compliance with Environmental Laws.
     -------------------------------------------------------

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by us as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to us for acquisition, reorganization or merger.

     Number of Employees.
     --------------------
None.

Item 2.  Description of Property.
---------------------------------

Our Company has no assets, property or business; our principal executive office address and telephone number are the office address and telephone number of Michael Vardakis, who is a shareholder, our President and a director, and are provided at no cost.

Item 3.  Legal Proceedings.
---------------------------

Our Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

Further, to the knowledge of our management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted to a vote of our security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

                         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

There has never been any "established trading market" for shares of our common stock that were accepted for quotations on the OTCBB in September, 2004. No assurance can be given that any market for our common stock will develop or be maintained. For any market that develops for our common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption "Recent Sales of Unregistered Securities," of this Item, below. However, it is the opinion of the Securities and Exchange Commission that shares of our common stock that are owned by our promoters or founders or our directors, executive officers or "affiliates" and their transferees cannot be resold under Rule 144 of Section 4(1) of the Securities Act, and that all resales of such shares must be made pursuant to an effective registration statement that has been filed with the Securities and Exchange Commission. This opinion is based upon the so-called Wulff Letter that is discussed below under the caption "Restrictions on Sales of Certain 'Restricted Securities'" of this Item.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

The range of high and low bid quotations for our common stock during the each quarter of the fiscal year ended December 31, 2005, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2005                         $0.51               $0.10

June 30, 2005                          $0.51               $0.51

September 30, 2005                     $0.51               $0.51

December 31, 2005                      $0.60               $0.51

          * The future sale of presently outstanding "restricted securities" (common stock) of our Company by present members of management and others may have an adverse effect on any market in the shares of common stock of our Company.

                                  Holders

The number of record holders of our common stock as of March 6, 2006 was approximately 3,549.

                                 Dividends

Our Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of our Company cannot be ascertained with any certainty, and if and until our Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

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

          (1) These persons were directors or executive officers of our Company. These shares were issued pursuant to Section 4(2) of the Securities Act as these persons were deemed to have had access to all material information about our Company by virtue of these relationships. These shares were acquired by Michael Vardakis, our President and one of our directors, in March, 2003, in a private transaction, pursuant to the so-called "Section 4(1/2)" exemption recognized by the Securities and Exchange Commission as an exemption from the registration provisions of Section 5 of the Securities Act for private non-issuer resales of "restricted securities" that meet the criteria of sales of securities that are issued pursuant to Section 4(2) of the Securities Act. Mr. Vardakis is an "accredited investor" as that term is defined under Rule 144, and had access to all material information about our Company at the time that he acquired these securities.

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

In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission's Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the "Wulff letter." The full text of the Wulff Letter can be examined in the CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, issued under the name "NASD Regulation, Inc."

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

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check companies, the Wulff Letter stated that affiliates of blank check issuers, as well as transferees of their securities, are "underwriters" with respect to such securities. Accordingly, transactions in these companies' securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 "safe harbor" resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act that exempts sales by
persons other than "an issuer, underwriter or a dealer."   As a result, it is
the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff Letter, this restriction would continue to apply even after the blank check company completes a merger or acquisition transaction with an operating entity.

While disputing the application of the Wulff Letter to the securities of the Company that are owned by Michael Vardakis amounting to 13,245,001 shares or approximately 96.5% of our outstanding voting securities, Mr. Vardakis has agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a "no action" letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. A copy of the Registration Agreement signed by Mr. Vardakis with us was filed as an Exhibit to our initial our initial Registration Statement on Form 10-SB and is incorporated herein by reference. See Part III, Item 13. Mr. Vardakis has no current intention to seek any court order respecting the availability of an exemption under the Securities Act to resell his securities.

These restrictions will also apply to transferees of Mr. Vardakis' securities or any securities of persons who may be deemed to be our promoters or "affiliates," too. We believe that this pronouncement will be liberally construed by the Securities and Exchange Commission to promote the concerns set forth in the Wulff Letter. An "affiliate" includes all directors and executive officers of an issuer, along with 10% stockholders, and includes persons controlling, controlled by or under common control of an issuer; a "promoter" is generally defined as anyone involved in the formation of an issuer, and that may include finder's and others in similar capacities, who introduce acquisition candidates to us.

             Use of Proceeds of Registered Securities

There have been no sales of registered securities by us.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

              Purchases of Company Equity Securities

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

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

                             Plan of Operation

Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and
(iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report, we have not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

                           Results of Operations

Our Company has generated no profit since inception. We generated a net loss of ($20,564), for the year ended December 31, 2005, and ($24,150) for the year ended December 31, 2004. Cumulative losses total ($86,714) since our quasi-reorganization when we recommenced our development stage. Primarily all of these losses are the result of attorney's fees and accounting fees.

                                 Liquidity

During calendar 2005, expenses were paid by a principal stockholder in the amount of $9,279; and during calendar 2004, additional expenses by a principal stockholder totaled $5,350. This aggregate amount of $28,580 outstanding as of December 31, 2005, is unsecured, non-interest bearing and is due on demand.

Item 7.  Financial Statements.
------------------------------

                            Syntony Group, Inc.
                       [A Development Stage Company]

                     CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 2005

        [WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

                            Syntony Group, Inc.
                       [A Development Stage Company]

                             Table of Contents
                                                                       Page

Report of Independent Registered Public Accounting Firm. . . . . .      F-1


Consolidated Balance Sheet - December 31, 2005  . . . . . . . . . .     F-2


Consolidated Statements of Operations for the years ended December
31, 2005 and 2004, and for the period from Reactivation [March 26,
2001] through December 31, 2005   . . . . . . . . . . . . . . . . .     F-3

Consolidated Statements of Stockholders' Equity/(Deficit) for the
period from Reactivation [March 26, 2001] through December 31, 2005 .   F-4

Consolidatd Statements of Cash Flows for the years ended December
31, 2005 and 2004 and for the period from Reactivation [March 26,
2001] through December 31, 2005 . . . . . . . . . . . . . . . . . . .   F-5

Notes to Consolidated Financial Statements . . . . . . . . . . .  F-6 - F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FORM


Board of Directors and Stockholders
Syntony Group, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Syntony Group, Inc. [a development stage company] as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for the years ended December 31, 2005 and 2004, and for the period from reactivation [March 26, 2001] through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syntony Group, Inc. as of December 31, 2005, and the results of operations and cash flows for the years ended December 31, 2005 and 2004, and for the period from reactivation [March 26, 2001] through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Syntony Group, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses and has not had significant operations since reactivation. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds
Mantyla McReynolds
January 31, 2006
Salt Lake City, Utah

                       Syntony Group, Inc.
                  [A Development Stage Company]
                   Consolidated Balance Sheet
                        December 31, 2005


                              Assets
Current Assets
  Cash and cash equivalents - Note A                              $     330
                                                                  ---------
Total Current Assets                                                    330
                                                                  ---------
Total Assets                                                      $     330
                                                                  =========

              Liabilities and Stockholders' Deficit
Liabilities

Current Liabilities
  Accounts Payable                                                $  34,264
  Accounts Payable - Related Party - Note E                          28,580
  Franchise Taxes Payable                                               200
                                                                  ---------
Total Current Liabilities                                            63,044

Long-term Liabilities
  Long-term Liabilities                                                   -
                                                                  ---------
Total Long-term Liabilities                                               -
                                                                  ---------
Total Liabilities                                                    63,044

Stockholders' Deficit
     Preferred stock -- 100,000 shares authorized having a
       par value of $1.00 per share; 0 shares issued and
       outstanding                                                        0
     Capital stock -- 800,000,000 shares authorized having a
       par value of $.0001 per share; 13,723,462 shares issued
       and outstanding - Note B                                       1,372
     Additional paid-in capital                                     774,119
     Deficit accumulated prior to development stage                (751,491)
     Deficit accumulated during development stage                   (86,714)
                                                                 ----------
          Total Stockholders' Deficit                               (62,714)
                                                                 ----------
Total Liabilities and Stockholders' Equity                       $      330
                                                                 ==========
          See accompanying notes to financial statements

                       Syntony Group, Inc.
                  [A Development Stage Company]
              Consolidated Statements of Operations
          For the years ended December 31, 2005 and 2004
and for the period from Reactivation [March 26, 2001] through December 31,2005

                                                                    From
                                                                Reactivation
                                   Year ended    Year ended       [3/26/01]
                                   December 31,  December 31,      through
                                      2005          2004          12/31/05
Revenues                             $      -      $        -   $       -

General and Administrative Expenses    20,464          24,050      86,214
                                     --------      ----------   ---------
Total General and Administrative
Expenses                               20,464          24,050      86,214
                                     --------      ----------   ---------
Net Loss Before Taxes                $(20,464)        (24,050)    (86,214)

Provision for Income Taxes                100             100         500
                                     --------      ----------   ---------

Net Loss                             $(20,564)     $  (24,150)  $ (86,714)
                                     ========      ==========   =========
Basic loss per share                 $  (0.01)     $    (0.01)  $   (0.01)
                                     ========      ==========   =========
Weighted average number of common
shares outstanding                 13,723,462      13,723,462  12,450,200
                                   ==========      ==========   =========

          See accompanying notes to financial statements

                       Syntony Group, Inc.
                  [A Development Stage Company]
     Consolidated Statements of Stockholders' Equity/(Deficit)
For the period from Reactivation [March 26, 2001] through December 31, 2005

                                                    Deficit
                                                  Accumulated
                                       Additional   During        Total
                      Number   Common   Paid-in  Development   Stockholders'
                     of Shares  Stock   Capital     Stage    Equity/(Deficit)
Balance,
March 26, 2001        142,800,000  $14,280 $735,211    $(751,491)     $(2,000)

Reverse split shares
1 for 1,428, 4/2/01  (142,326,538) (14,233)  14,233                         0

Issued stock for
expenses, at $.002
per share               9,250,000      925   17,075                    18,000

Net loss for 2001                                        (18,100)     (18,100)
                    ---------------------------------------------------------
Balance,
December 31, 2001       9,723,462      972  766,519     (769,591)      (2,100)

Issued stock for
expenses, at $.002
per share               4,000,000      400    7,600                     8,000

Net loss for 2002                                         (9,205)      (9,205)
                    ---------------------------------------------------------
Balance,
December 31, 2002      13,723,462    1,372  774,119     (778,796)      (3,305)

Net loss for 2003                                        (14,695)     (14,695)
                    ---------------------------------------------------------
Balance,
December 31, 2003      13,723,462    1,372  774,119     (793,491)     (18,000)

Net Loss for 2004                                        (24,150)     (24,150)
                    ---------------------------------------------------------
Balance,
December 31, 2004      13,723,462    1,372  774,119     (817,641)     (42,150)

Net Loss for 2005                                        (20,564)     (20,564)
                    ---------------------------------------------------------
Balance,
December 31, 2005      13,723,462  $ 1,372 $774,119    $(838,205)    $(62,714)
                    =========================================================


          See accompanying notes to financial statements

                       Syntony Group, Inc.
                  [A Development Stage Company]
              Consolidated Statements of Cash Flows
          For the years ended December 31, 2005 and 2004
and for the period from Reactivation [March 26, 2001] through December 31,
                              2005

                                                                   From
                                                                Reactivation
                                   Year ended    Year ended       [3/26/01]
                                   December 31,  December 31,      through
                                      2005          2004           12/31/05
Cash Flows From Operating Activities
Net Loss                           $   (20,564)  $(24,150)     $(86,714)
Adjustments to reconcile net income
to net cash provided by operating
activities:
    Shares issued for services               -          -        26,000
    Increase in income taxes payable       100        100           200
    Increase in current liabilities     20,684     24,160        60,844
                                    ----------    -------      --------
       Net Cash From Operating
       Activities                          220        110           330

Cash Flows From Investing Activities
  Purchase of property and equipment         -          -             -
                                    ----------   --------    ----------
Net Cash From Investing Activities           -          -             -

Cash Flows from Financing Activities
  Proceeds from stock issuance                          -             -
                                    ----------   --------    ----------
Net Cash from Financing Activities           -          -             -

Net Increase in Cash                       220        110           330

Beginning Cash Balance                     110          -             -
                                   -----------   --------       -------
Ending Cash Balance                $       330   $    110       $   330
                                   ===========   ========       =======

Supplemental Disclosures
  interest                         $         -   $      -       $     -
  income taxes paid                $         -   $      -       $     -

          See accompanying notes to financial statements

                        Syntony Group, Inc.
                  [A development Stage Company]
            Notes to Consolidated Financial Statements
                        December 31, 2005

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

     In July 2005 Syntony Group formed its wholly owned subsidiary, Syntony Acquisition Corp. The Company incorporated under the laws of the State of Nevada. 1,000 shares were issued at a par value fo $1.00. The Company was formed for the sole purpose of merging with another company.

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Syntony Group, Inc., and its wholly owned subsidiary, Syntony Acquisition Corp. All significant intercompany balances and transactions are eliminated.

     Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company has $330 as of December 31, 2005.

     Property & Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. There are no depreciable assets as of December 31, 2005.

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

                        Syntony Group, Inc.
                  [A development Stage Company]
                  Notes to Financial Statements
                        December 31, 2005



NOTE A    Summary of Significant Accounting Policies[continued]

     Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of shares outstanding. As of the year ended December 31, 2005 there were no potentially dilutive shares.

     Revenue Recognition

     The Company recognizes revenue when earned, which will be when services are rendered or products are delivered to customers. There has been no revenue since reactivation.


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

                        Syntony Group, Inc.
                  [A development Stage Company]
                  Notes to Financial Statements
                        December 31, 2005


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


             Deferred Tax Asset                       Balance   Tax      Rate
     Federal loss carryforward (expires through 2025)(86,714)(13,007)   15.00%
     State loss carryforward (expires through 2020)  (86,214) (4,311)    5.00%
     Valuation allowance                                      17,318
                                                             -------
            Deferred tax asset                               $     -


     The allowance has increased $4,108 from $13,210 as of December 31, 2005. The amount shown on the balance sheet for income taxes payable represents the annual minimum franchise tax amount due to the State of Utah.


NOTE D    Liquidity/ Going Concern

     The Company has accumulated losses since Reactivation totaling $86,714, and had no revenues through December 31, 2005. Financing for the Company's limited activities to date has been provided primarily by the issuance of stock and by advances from a stockholder (see NOTE E). The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management continues to develop its planned principal operations and is seeking qualified merger candidates. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.


NOTE E    Stockholder Loan/Related Party Transactions

     A stockholder has paid expenses on behalf of the Company in the amount of $2,000 during the year ended December 31, 2002, $11,951 during the year ended 2003, $5,350 during 2004 and $9,279 during 2005. A balance of $28,580 is outstanding as of December 31, 2005, is unsecured, non-interest bearing, and is payable on demand.

NOTE F    Merger

     In the third quarter of 2005 Syntony Group, Inc., BioTechCures, Inc. and all of the stockholders of BioTechCures, Inc. had executed a Merger Agreement whereby Syntony's newly formed wholly-owned subsidiary, Syntony Acquisition Corp. would merge with and into BioTechCures and BioTechCures would be the surviving company under the Merger and become a wholly-owned subsidiary of Syntony at closing of the Merger.

     Subsequently, the merger was terminated and there are currently no plans to merge with BioTechCures, Inc.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

There has been no change in our auditors since our reinstatement in March, 2001.

Item 8(a).  Controls and Procedures.
------------------------------------

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Treasurer and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.
------------------------------

None; not applicable.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending December 31, 2005, and 2004, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

                            Business Experience

Michael Vardakis, age 40, has served as President and Treasurer of the Company since March 20, 2003. Mr. Vardakis has served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his recent resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a non-reporting publicly-held company, since March 6, 2003. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in-law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; from July, 1997 until April, 2002, Mr. Vardakis served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act, until 2001; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

Matthew C. Lords, age 38, has served as a Vice President, Secretary and director since March 20, 2003. Mr. Lords has also served as director of Asyst Corporation, from August 28, 2001, until his recent resignation in February 2004. He has been manager of Mike's Pawn in Salt Lake City, Utah, for the last 10 years, where he is responsible for all employees, purchases, sales and loans. He graduated in 1991 from the University of Utah with a Bachelor of Arts in Political Science.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

To our knowledge, during our past calendar year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Audit Committee.
----------------

We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current lack of any business operations. We will assess whether an audit committee may be necessary in the future.

Compensation Committee.
-----------------------

We have not established a Compensation Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Compensation Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Nominating and Corporate Governance Committee.
----------------------------------------------

We have not established a Nominating and Corporate Governance Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Code of Ethics.
---------------

We have adopted a Code of Ethics that was attached as Exhibit 14 to our 2004 Annual Report. See Part III, Item 13.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Michael   12/31/05     0     0        0         0      0         0       0
Vardakis  12/31/04     0     0        0         0      0         0       0
President,12/31/03     0     0        0         0      0         0       0
Treasurer

Matthew   12/31/05     0     0        0         0      0         0       0
C. Lords  12/31/04     0     0        0         0      0         0       0
Vice Pres,12/31/03     0     0        0         0      0         0       0
Secretary,
Director

Stock Option Plans.
-------------------

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the calendar years ended December 31, 2004 or 2003. Further, no member of our Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us, any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our common stock as of December 31, 2005, and to the date hereof:

                                         Number and Percentage of
                                         Shares Beneficially Owned
                                         ----------------------------

Name and Address                          12/31/05    Currently
----------------                          --------    ---------

Michael Vardakis                          13,245,001  96.5%
601 South State Street
Salt Lake City, Utah 84111
                                          ----------  -------
TOTALS:                                   13,245,001  96.5%

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2005, and to the date hereof:

                                          Number and Percentage of
                                          Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/05    currently
----------------                          --------    ---------
Michael Vardakis                         13,245,001   96.5%
601 South State Street
Salt lake City, Utah 84111

Matthew C. Lords                              5,000      -
                                         ----------   -------
TOTALS:                                  13,250,001   96.5%

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

          8-K Current Report dated January 4, 2006, regarding the BioTechCures Merger Agreement, and filed with the Securities and Exchange Commission on January 4, 2006.

          8-KA Current Report dated January 4, 2006, regarding the Termination and Settlement Agreement respecting the BioTechCures Merger Agreement, and filed with the Securities and Exchange Commission on February 16, 2006.


Exhibits
Number
------
          (i)

31.1      Certification of Michael Vardakis

31.2      Certification of Matthew Lords

32        906 Certification.


          (ii)

3.1       Articles of Incorporation dated December 12, 1980*

3.2       Articles of Amendment dated January 20, 1981*

3.3       Articles of Amendment dated June 8, 1989*

3.4       By-Laws, as amended*

99        Registration Agreement*

14        Code of Ethics**

         *Attached to our 10-SB Registration Statement, as amended - Part I

        **Attached to our 10-KSB Annual Report for the year ended December

          31, 2004 - Part III

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2005 and 2004:

     Fee category               2005           2004
     ------------               ----           ----

     Audit fees                 $3,356         $1,617

     Audit-related fees         $    0         $    0

     Tax fees                   $    0         $  200

     All other fees             $    0         $    0
                                ------         ------
     Total fees                 $3,356         $1,817

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

                                   SYNTONY GROUP, INC.


Date: 3/10/2006                    By: /S/Michael Vardakis
     ----------                      ---------------------
                                     Michael Vardakis, President, Treasurer
                                     and Director


Date: 3/10/2006                    By: /S/Matthew Lords
     ----------                      -----------------------
                                     Matthew Lords, Vice President, Secretary
                                     and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   SYNTONY GROUP, INC.


Date: 3/10/2006                    By: /S/Michael Vardakis
     ----------                      ---------------------
                                     Michael Vardakis, President, Treasurer
                                     and Director


Date: 3/10/2006                    By: /S/Matthew Lords
     ----------                      -----------------------
                                     Matthew Lords, Vice President, Secretary
                                     and Director