Form 10QSB
period 2006-03-31
SYNTONY GROUP INC
filed 2006-05-15
CIK 1286690

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

                               March 31, 2006

                                 13,723,462
                                 ----------

Transitional small business disclosure format (check one):  Yes    No X
                                                               ---   ---

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

                       Syntony Group, Inc.
                 [A Development Stage Company]

            Condensed Consolidated Financial Statements

                         March 31, 2006

                       Syntony Group, Inc.
                 [A Development Stage Company]
              Condensed Consolidated Balance Sheet


                              ASSETS
                                                  Unaudited
                                                  March 31,
                                                    2006
Current Assets
  Current assets                                  $     106
                                                  ---------
          Total Current Assets                          106

TOTAL ASSETS                                      $     106
                                                  =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accrued liabilities                          $  36,516
     Shareholder loans                               28,580
                                                  ---------
          Total Current Liabilities                  65,096

          Total Liabilities                          65,096

Stockholders' Deficit
     Common stock                                     1,372
     Additional paid in capital                     774,119
     Deficit accumulated prior to developmental
     stage                                         (751,491)
     Accumulated deficit during development stage   (88,990)
                                                  ---------
          Total Stockholders' Deficit                (64,990)
                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $     106
                                                  =========


                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
         Condensed Consolidated Statements of Operations
                           (Unaudited)

                          For the Three    For the Three      Reactivation
                          Months Ended     Months Ended            to
                         March 31, 2006   March 31, 2005     March 31, 2006

Revenues                   $      0         $      0            $      0

General and administrative
expense                       2,277            1,947              88,534
                           --------          -------            --------
Operating Loss               (2,277)          (1,947)            (88,534)

Income/franchise taxes            0                0                (456)
                           --------          -------            --------
Net Loss                   $ (2,277)        $ (1,947)           $(88,990)
                           ========          =======            ========
Net Loss per Share         $  (0.01)        $  (0.01)
                           ========          =======
Weighted Average Number
of Shares Outstanding    13,723,462       13,723,462
                         ==========       ==========

                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                          For the Three    For the Three      Reactivation
                          Months Ended     Months Ended            to
                         March 31, 2006   March 31, 2005     March 31, 2006

Cash Flows Used for
Operating Activities:

  Net Loss                  $ (2,277)       $ (1,947)          $(88,990)
  Adjustments to reconcile
  net loss to net cash used
  for operating activities:
  Stock issued for expenses        0               0             26,000
  Increase in current
  liabilities                  2,053           2,312             63,096
                            --------        --------           --------
Net Cash Flows Used for
Operating Activities           (224)             365                106

Net Increase (Decrease) in
Cash                            (224)            365                106
Beginning Cash Balance           330             110                  0
                            --------        --------           --------
Ending Cash Balance         $    106        $    475           $    106
                            ========        ========           ========
Supplemental Disclosures
  Cash paid for interest    $      0        $      0           $      0
  Cash paid for income taxes$      0        $      0           $      0


                      See accompanying notes

                       Syntony Group, Inc.
                 [A Development Stage Company]
       Notes to Condensed Consolidated Financial Statements
                         March 31, 2006


     PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures normally
     included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2005.

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

                                      SYNTONY GROUP, INC.

Date: 5/15/06                           By:/s/Michael Vardakis
     --------                           -------------------------------------
                                        Michael Vardakis, President and
                                        Treasurer and director



Date: 5/15/06                         By:/s/Matthew C. Lords
     --------                           -------------------------------------
                                        Matthew C. Lords
                                        Vice President, Secretary and director