Form 10QSB
period 2006-08-14
SYNTONY GROUP INC
filed 2006-08-14
CIK 1286690

                 U. S. Securities and Exchange Commission

                         Washington, D. C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

(State of Incorporation)                               (I.R.S. Employer I.D. No.)

                          1035 Park Avenue, Suite 7B

                        New York, New York 10028-0912

                       --------------------------

                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (646) 827-9362

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

                               August 14, 2006

                                 13,723,462

                                 ----------

Transitional small business disclosure format (check one): Yes    No X

                                                              ---   ---

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

SYNTONY GROUP, INC..

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

                                                                                   Page

                                                                                Numbers

PART I -FINANCIAL INFORMATION

Item 1 - Financial Statements

       Consolidated Condensed Statements of Financial Condition

         as of June 30, 2006 (Unaudited)                                               3

       Consolidated Condensed Statements of Operations for the three six months June 30, 2006 and 2005 and for the period from

         reactivation (March 26, 2001) through June 30, 2006 (Unaudited)               4

       Consolidated Condensed Statements of Stockholders' Equity/(Deficit)

         For the Period From Reactivation (March 26, 2001)

         through June 30, 2006 (Unaudited)                                             5

       Condensed Statements of Cash Flows for the six months ended June 30,

        2006 (Consolidated) and 2005 and for the period from Reactivation

        (March 26, 2001) (Consolidated) through June 30, 2006 (Unaudited)              6

       Notes to Consolidated Condensed Financial Statements (Unaudited)                7

Item 2 - Management's Discussion and Analysis or Plan of Operation                    10

Item 3 - Controls and Procedures                                                      11

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                            12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                  12

Item 3 - Defaults upon Senior Securities                                              12

Item 4 - Submission of Matters to a Vote of Security Holders                          12

Item 5 - Other Information                                                            12

Item 6 - Exhibits and Reports on Form 8-K                                             12

        Signatures                                                                    12

Exbibits                                                                              13

Syntony Group, Inc.

[A Development Stage Company]

Condensed Consolidated Balance Sheet

June 30, 2006

(Unaudited)

ASSETS

Current Assets:

  Cash in bank                                       $     37

          Total Current Assets                       $     37

TOTAL ASSETS                                         $     37

                                                     ________

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accrued and other current liabilities              $      0

  Shareholder loans                                         0

          Total Current Liabilities                  $      0

TOTAL LIABILITIES                                           0

Stockholders' Equity:

  Common stock                                          1,372

  Additional paid in capital                          868,033

  Deficit accumulated prior to developmental stage   (751,491)

     Accumulated deficit during development stage    (117,877)

          Total Stockholders' Equity                       37

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     37

                                                     ________

The accompanying notes are integral parts of these financial statements.

Syntony Group, Inc.

[A Development Stage Company]

Condensed Statements of Operations

(Unaudited)

                                      For the Six      For the Six      Reactivation

                                      Months Ended     Months Ended         to

                                     June 30, 2006    June 30, 2005     June 30, 2006

                                    (C0nsolidated)                    (Consolidated)

Revenues                               $      0          $     0          $       0

General and administrative

expense                                  31,119            8,621            117,633

Operating Loss                          (31,119)          (8,621)         (117,633)

Income/franchise taxes                      44                0                 244

Net Loss                               $(31,163)         $(8,621)         $(117,877)

                                       _________         ________         __________

Net Loss per Share

  Basic and diluted                     $(0)            $(0)

                                        ______            ______

Weighted Average Number

of Shares Outstanding                 13,723,462        13,723,462

                                      __________        __________

                                     For the Three     For the Three

                                      Months Ended      Months Ended

                                     June 30, 2006     June 30, 2005

                                     (Consolidated)

Revenues                               $      0           $      0

General and administrative

expense                                  28,843              6,673

Operating Loss                         (28,843)          (6,673)

Income/franchise taxes                      44                   0

Net Loss                               $(28,887)          $(6,673)

                                       _________          _________

Net Loss per Share

  Basic and diluted                     $(0)             $(0)

                                        ______             ______

Weighted Average Number

of Shares Outstanding                 13,723,462          13,723,462

                                      __________          __________

        The accompanying notes are integral parts of these financial statements.

Syntony Group, Inc.

[A Development Stage Company]

Consolidated Statements of Stockholders' Equity/(Deficit)

For the period from Reactivation [March 26, 2001] through June 30, 2006

(Unaudited)

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

Issued stock for

expenses, at $.002

per share               4,000,000       400     7,600                      8,000

Net loss for 2002                                           (9,205)     (9,205)

Balance,

December 31, 2002      13,723,462     1,372   774,119      (778,796)      (3,305)

Net loss for 2003                                          (14,695)     (14,695)

Balance,

December 31, 2003      13,723,462     1,372   774,119      (793,491)     (18,000)

Net Loss for 2004                                          (24,150)     (24,150)

Balance,

December 31, 2004      13,723,462     1,372   774,119      (817,641)      (42,150)

Net Loss for 2005                                          (20,564)      (20,564)

Balance,

December 31, 2005      13,723,462     1,372   774,119      (838,205)      (62,714)

Assumption of liabilities by

 stockholder (Unaudited)                       93,914                      93,914

Net Loss for the six

 Months ended June 30,

 2006 (Unaudited)                                          (31,163)      (31,163)

Balance

June 30, 2006          13,723,462   $ 1,372  $868,033     $(869,368)       $    37

                    _____________   _______  ________     __________       _______

The accompanying notes are integral parts of these financial statements.

Syntony Group, Inc.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                   For the Six        For the Six         Reactivation

                                   Months Ended       Months Ended             to

                                   June 30, 2006      June 30, 2005       June 30, 2006

                                 (Consolidated)                         (Consolidated)

Cash Flows Provided (Used)

  By Operating Activities:

  Net Loss                           $(31,163)           $(8,621)          $(117,877)

  Adjustments to reconcile net

loss to net cash used for

operating activities:

  Stock issued for expenses                 0                  0              26,200

  Increase (decrease) in

    current liabilities:

   Accrued expenses                   (34,464)             7,963             (2,200)

   Stockholder loans                  (28,580)             1,000                   0

Net Cash Flows Provided (Used)

  By Operating Activities             (94,207)               342            (93,877)

Cash Flows Provided by

  Financing Activities:

Assumption of liabilities by

  Stockholder                          93,914                  0              93,914

Net Cash Flows Provided by

  Financing Activities                 93,914                  0              93,914

Net Increase (Decrease) in Cash       (293)               342                  37

Beginning Cash Balance                    330                110                   0

Ending Cash Balance                  $      37           $   452           $      37

                                     _________           _______           _________

Supplemental Disclosures:

  Cash paid for interest               $ 0                 $ 0                 $ 0

                                       ___                 ___                 ___

  Cash paid for income taxes           $ 0                 $ 0                 $ 0

                                       ___                 ___                 ___

The accompanying notes are integral parts of these financial statements.

Syntony Group, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Syntony Group, Inc., is in the development stage and is developing its planned principal operations. In July 2005 Syntony Group formed its wholly owned subsidiary, Syntony Acquisition Corp.  The Company incorporated under the laws of the State of Nevada.  1,000 shares were issued at a par value for $1.00.  The Company was formed for the sole purpose of merging with another company.

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

          Principles of Consolidation

     The accompanying consolidated financial statements as at and for the periods ended June 30, 2006 include the accounts of Syntony Group, Inc., and its wholly owned subsidiary, Syntony Acquisition Corp.  All significant intercompany balances and transactions have been eliminated. The accompanying financial statements for the periods ended June 30, 2005 include the accounts of Syntony Group, Inc.

          Basis of Presentation

     The accompanying unaudited interim consolidated financial statements as of June 30, 2006, for the three and six months ended June 30, 2006 (consolidated) and 2005, and for the period from Reactivation (March 26, 2001) through June 30, 2006 (consolidated) have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 (consolidated) and 2005 and for the period from Reactivation (March 26, 2001) through June 30, 2006 (consolidated) and cash flows for the six months ended June 30, 2006 (consolidated) and 2005 and for the period from Reactivation (March 26, 2001) through June 30, 2006 (consolidated).  The results of operations for the three and six months ended June 30, 2006 (consolidated) and 2005 and for the period from Reactivation (March 26, 2001) through June 30, 2006 (consolidated) are not necessarily indicative of the results to be expected for the full year.  The December 31, 2005 information has been derived from the audited financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB.  This information  should be read in conjunction with the financial statements and notes thereto for the year ended December  31, 2005 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.  There have been no changes in significant accounting policies since December 31, 2005.

          Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Significant estimates made by management include the valuation of the deferred tax asset allowance.

          Fair Value of Financial Instruments

     The amounts at which current assets and current liabilities are presented approximate their fair value due to their short-term nature.

          Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At June 30, 2006, the entire deferred tax asset, which arises from the Company's net operating loss carry forwards, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

Loss Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No.128, "Earnings Per Share", which modified the calculation of earnings per share ("EPS").  This statement replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS.  Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

     Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.  The Company did not have any warrants, options or other common stock equivalents outstanding during the six months ended June 30, 2006 and 2005. Accordingly, basic and dilutive loss per share are the same for the Company.

                             Three Months Ended             Six Months Ended

                                  June 30,                      June 30,

                               2006        2005              2006        2005

   Basic                     $(0.00)     $(0.00)           $(0.00)     $(0.00)

                             _______     _______           _______     _______

   Diluted                   $(0.00)     $(0.00)           $(0.00)     $(0.00)

                             _______     _______           _______     _______

NOTE B - CAPITAL TRANSACTIONS

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

Change in Ownership:

     Effective June 30, 2006, the Company's then controlling stockholder, Michael Vardakis ("Vardakis") entered into a Stock Purchase Agreement (the "Agreement") with David Price ("Price), pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchase from Vardakis, 12,345,001 shares of Common Stock of the Issuer owned of record and beneficially by Vardakis (the "Purchased Shares"). Under the terms of the Agreement, Price assigned all of his rights and obligations with respect to the Purchased Shares as follows: 12,325,001 shares to Tendall FZCo, a Dubai Free Zone corporation owned and controlled by Price ("Tendall"); 10,000 shares to Alain U. Vetterli ("Vetterli"); 5,000 shares to Ian Ilsley ("Ilsley"); and 5,000 shares to Robert Lawrence Banner ("Banner").

     Each of Price, Tendall, Vetterli, Ilsley and Banner is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933 (the "Securities Act"). The aggregate purchase price for the Purchased Shares was $600,000, or approximately $.0486 per share.  The Purchased Shares represent approximately 90.0% of the 13,723,462 issued and outstanding shares of Common Stock. The purchase and sale of the Purchased Shares took place at a closing (the "Closing") held on June 30, 2006.

     Effective June 30, 2006, Vardakis entered into an Installment Purchase Agreement (the "Installment Agreement") with Price, pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchase from Vardakas, an additional 600,000 shares of Common Stock of the Company owned of record and beneficially by Vardakis (the "Installment Shares"). Under the terms of the Installment Agreement, Price assigned all of his rights and obligations under the Installment Agreement with respect to the Installment Shares to Jockey Holdings LTD, A British West Indies corporation ("Jockey"). Jockey is an accredited investor. The aggregate purchase price for the Installment Shares is $ 300,000, or $.50 per share. The Installment Shares represent approximately 4.4% of the 13,723,462 issued and outstanding shares of Common Stock. The Installment Agreement provides that the purchase price for the Installment Shares will be paid in 12 consecutive monthly installments, without interest, commencing on October 31, 2006, and on the last day of each month thereafter through and including September 30, 2007. If any such date is not a business day, the installment will be due on the following business day. There are a series of conditions to the purchase and sale of the Installment Shares, including: (i) Vardakis putting the Installment Shares and 300,000 additional shares of Common Stock owned of recorded and beneficially by Vardakis into escrow pursuant to an Escrow Agreement (the "Escrow Agreement") among Vardakis, Price, Jockey and Hirshfield Law, as Escrow Agent, to ensure Vardakis' performance under the Installment Agreement; and (ii) Price putting 2,000,000 of the Purchased Shares into escrow pursuant to the Escrow Agreement to ensure the performance of Price's assignee under the Installment Agreement.

     Another condition of the agreement was that Vardakis was to assume all liabilities of the Company as at June 30, 2006.  The purchase price for the shares was placed in escrow and all liabilities of the Company as at June 30, 2006 were paid by the escrow agent for the purchase price on behalf of Vardakis.  The liabilities paid by the escrow agent were comprised of legal and accounting fees and stock transfer agent fees that aggregated $64,334.  Additionally, the escrow agent paid Vardakis $28,580 for non interest bearing advances made by Vardakis to the Company.

NOTE C - RELATED PARTY TRANSACTIONS

     Michael Vardakis, a former principal stockholder of the Company, agreed to loan to the Company $2,000, $11,951, $5,350 and $9,289 during the years ended December 31, 2002, 2003, 2004 and 2005, respectively. The unsecured non-interest bearing loans were payable on demand.  A balance of $28,580 was outstanding as of June 30, 2006 and December 31, 2005.  The loan was repaid in full as a condition of the Agreement.  (See Note B above.)

NOTE D - SUBSEQUENT EVENT

By written consent of shareholders dated July 20, 2006, the shareholders of the Company's Common Stock, par value $.0001 per share approved the reincorporation of the Company from the State of Utah to the State of Delaware. The reincorporation will be effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as  of July 20, 2006 by and between the Company and Acorn Acquisition Corp, a Delaware corporation and a wholly-owned subsidiary of the Company. On July 20, 2006 the boards of directors of the Company and Acorn Acquisition Corp. unanimously approved the Merger Agreement, and subsequently the Company, as the sole stockholder of Acorn Acquisition Corp., and the holders of more than 90% of the shares of Common Stock outstanding on the Record Date (July 20, 2006) adopted the Merger Agreement by signing the Written Consent of Shareholders.  Because the Company was incorporated prior to July l, 1992 and because Section 16-10a-1704(4) of the Utah Code requires that the actions taken by the Written Consent of Shareholders will not be effective unless the shareholders approve such actions at a meeting of shareholders, the Company has called a special meeting of shareholders to be held on August 24, 2006. Since those shareholders who signed the Written Consent of Shareholders have indicated their intention to vote their shares at the special meeting to approve the actions they approved in the Written Consent of Shareholders, the Company has not solicited any proxies from other shareholders for the special meeting.

Under the terms of the Merger Agreement, the presently issued and outstanding shares of Common Stock of Syntony Group, Inc., par value $0.0001 per share shall be converted on a one-for-ten basis into the shares of Common Stock, par value $0.0001 of Acorn Acquisition Corp.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     Our Company's plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future.  In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company.  Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others.  We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering.  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

          Exhibits.

               Form 10-SB Registration Statement.*

               31    Section 302 Certification of Alain U. Vetterli

               32    Section 906 Certification of Alain U. Vetterli

*   Incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned there unto duly authorized.

                                      SYNTONY GROUP, INC.

Date: 8/14/2006                          By:/s/Alain U. Vetterli

     --------                          -------------------------------------

 Alain U. Vetterli

 President, Chief Executive Officer,

                                         Treasurer, Chief Financial Officer and Secretary

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Alain U. Vetterli, President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary of Syntony Group, Inc. (the "Registrant"), certify that:

     1.  I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2.  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b)  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5.  I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

Dated: August 14, 2006              Signature:/s/Alain U. Vetterli

                                     Alain U. Vetterli

         President, Chief Executive Officer,

         Treasurer, Chief Financial Officer and Secretary

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Syntony Group, Inc. (the “Company”) on Form 10-QSB for the quarter ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Alain U. Vetterli, President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: 8/14/2006                         /s/Alain U. Vetterli

     ----------                          ---------------------

                                         Alain U. Vetterli

President, Chief Executive Officer,

Treasurer, Chief Financial Officer and Secretary