Form 10QSB
period 2006-09-30
ACORN ACQUISITION CORP
filed 2006-11-13
CIK 1286690

                 U. S. Securities and Exchange Commission

                         Washington, D. C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

                               November 10, 2006

                                 13,723,462

                                 ----------

Transitional small business disclosure format (check one):  Yes    No X

                                                              ---   ---

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

SYNTONY GROUP, INC..

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

                                                                                   Page

                                                                                 Numbers

PART I -FINANCIAL INFORMATION

Item 1 - Financial Statements

      Consolidated Condensed Statements of Financial Condition

        as of September 30, 2006 (Unaudited)                                          3

      Consolidated Condensed Statements of Operations for the three and nine months September 30, 2006 and 2005 and for the period from

        reactivation (March 26, 2001) through September 30, 2006 (Unaudited)          4

      Consolidated Condensed Statements of Stockholders' Equity/(Deficit)

        For the Period From Reactivation (March 26, 2001)

        through September 30, 2006 (Unaudited)                                        5

      Consolidated Condensed Statements of Cash Flows for the nine months ended

        September 30, 2006 (Consolidated) and 2005 and for the period from

        Reactivation (March 26, 2001) through September 30, 2006 (Unaudited)          6

      Notes to Consolidated Condensed Financial Statements (Unaudited)                7

Item 2 - Management's Discussion and Analysis or Plan of Operation                   10

Item 3 - Controls and Procedures                                                     11

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                           12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                 12

Item 3 - Defaults upon Senior Securities                                             12

Item 4 - Submission of Matters to a Vote of Security Holders                         12

Item 5 - Other Information                                                           12

Item 6 - Exhibits and Reports on Form 8-K                                            12

       Signatures                                                                    12

Exhibits                                                                             13

Syntony Group, Inc.

[A Development Stage Company]

Condensed Consolidated Balance Sheet

September 30, 2006

(Unaudited)

ASSETS

Current Assets:
Cash in bank	$ 0
Total Current Assets	$ 0

TOTAL ASSETS	$ 0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued and other current liabilities	$ 749
Shareholder loans	56,054

Total Current Liabilities	$ 56,803

TOTAL LIABILITIES	$ 56,803

Stockholders' Equity:
Common stock	1,372
Additional paid in capital	868,033
Deficit accumulated prior to developmental stage	(751,491)
Accumulated deficit during development stage	(174,717)
Total Stockholders' Equity	$(56,803)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 0

The accompanying notes are integral parts of these financial statements.

Syntony Group, Inc.

[A Development Stage Company]

Condensed Statements of Operations

(Unaudited)

                                      For the Nine Months Ended      Reactivation to

                                           September 30,              September 30,

                                          2006             2005             2006

Revenues                               $      0          $     0          $       0

General and administrative

expense                                  87,959            12,312            174,473

Operating Loss                          (87,959)          (12,312)         (174,473)

Income/franchise taxes                      44                0                 244

Net Loss                               $(88,003)         $(12,312)         $(174,717)

Net Loss per Share

 Basic and diluted                       $(0)           $(0)

Weighted Average Number

of Shares Outstanding                 13,723,462        13,723,462

                                        For the Three Months Ended

                                               September 30,

                                         2006              2005

Revenues                               $      0           $      0

General and administrative

expense                                  56,840              3,691

Operating Loss                         (56,840)          (3,691)

Income/franchise taxes                      0                    0

Net Loss                               $(56,840)          $(3,691)

Net Loss per Share

 Basic and diluted                       $(0)             $(0)

Weighted Average Number

of Shares Outstanding                 13,723,462          13,723,462

The accompanying notes are integral parts of these financial statements.


Syntony Group, Inc.

[A Development Stage Company]

Consolidated Statements of Stockholders' Equity/(Deficit)

For the period from Reactivation [March 26, 2001] through September 30, 2006

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

Issued stock for

expenses, at $.002

per share               4,000,000       400     7,600                      8,000

Net loss for 2002                                          (9,205)     (9,205)

Balance,

December 31, 2002      13,723,462     1,372   774,119      (778,796)      (3,305)

Net loss for 2003                                           (14,695)     (14,695)

Balance,

December 31, 2003      13,723,462     1,372   774,119      (793,491)     (18,000)

Net Loss for 2004                                           (24,150)     (24,150)

Balance,

December 31, 2004      13,723,462     1,372   774,119      (817,641)     (42,150)

Net Loss for 2005                                           (20,564)     (20,564)

Balance,

December 31, 2005      13,723,462     1,372   774,119      (838,205)     (62,714)

Assumption of liabilities by

 stockholder (Unaudited)                       93,914                     93,914

Net Loss for the nine

 Months ended September 30,

 2006 (Unaudited)                                          (88,003)     (88,003)

Balance

September 30, 2006      13,723,462   $ 1,372  $868,033    $(926,208)    $(56,803)

The accompanying notes are integral parts of these financial statements.

Syntony Group, Inc.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                      For the Nine Months Ended      Reactivation to

                                            September 30,              September 30,

                                          2006             2005             2006

Cash Flows Provided (Used)

 By Operating Activities:

 Net Loss                           $(88,003)          $(12,312)          $(174,717)

 Adjustments to reconcile net

loss to net cash used for

operating activities:

 Stock issued for expenses                0                  0               26,000

 Increase (decrease) in

   current liabilities:

  Accrued expenses                   (33,715)            11,606              (1,251)

Net Cash Flows Provided (Used)

 By Operating Activities            (121,718)           (706)           (149,968)

Cash Flows Provided by

 Financing Activities:

Stockholders loans                    27,474              1,000              56,054

Assumption of liabilities by

 Stockholder                          93,914                  0              93,914

Net Cash Flows Provided by

 Financing Activities                121,388              1.000             149,968

Net Increase (Decrease) in Cash      (330)               294                   0

Beginning Cash Balance                   330                110                   0

Ending Cash Balance                 $     0             $   404           $       0

Supplemental Disclosures:

 Cash paid for interest              $ 0                 $ 0                 $ 0

 Cash paid for income taxes          $ 0                 $ 0                 $ 0

 Stock issued for services           $ 0                 $ 0               $26,000

The accompanying notes are integral parts of these financial statements.

Syntony Group, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

September 30, 2006

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

    Syntony Group, Inc. is in the development stage and is developing its planned principal operations. In July 2005 Syntony Group formed its wholly owned subsidiary, Syntony Acquisition Corp. The Company incorporated under the laws of the State of Nevada.  1,000 shares were issued at a par value for $1.00.  The Company was formed for the sole purpose of merging with another company.

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

    Principles of Consolidation

    The accompanying consolidated financial statements as at and for the periods ended September 30, 2006 include the accounts of Syntony Group, Inc., and its wholly owned subsidiary, Syntony Acquisition Corp.  All significant intercompany balances and transactions have been eliminated. The accompanying financial statements for the periods ended September 30, 2005 include the accounts of Syntony Group, Inc. and its wholly-owned subsidiary from its incorporation in July 2005 to September 30, 2005.

        Basis of Presentation

    The accompanying unaudited interim consolidated financial statements as of September 30,2006, for the three and nine months ended September 30, 2006  and 2005, and for the period from Reactivation (March 26, 2001) through September 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-B.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 and for the period from Reactivation (March 26, 2001) through September 30, 2006 and cash flows for the nine months ended September 30, 2006 and 2005 and for the period from Reactivation (March 26, 2001) through September 30, 2006.  The results of operations for the three and nine months ended September 30, 2006 and 2005  are not necessarily indicative of the results to be expected for the full year. This information  should be read in conjunction with the financial statements and notes thereto for the year ended December  31, 2005 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.  There have been no changes in significant accounting policies since December 31, 2005.

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

        Income Taxes

    The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At September 30, 2006, the entire deferred tax asset, which arises from the Company's net operating loss carry forwards, has been fully reserved  because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

Loss Per Common Share

    The Company has adopted Statement of Financial Accounting Standards No.128,"Earnings Per Share", which modified the calculation of earnings per share ("EPS").  This statement replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS.  Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

    Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.  The Company did not have any warrants, options or other common stock equivalents outstanding during the nine months ended September 30, 2006 and 2005. Accordingly, basic and dilutive loss per share are the same for the Company.

                             Three Months Ended              Six Months Ended

                               September 30,                  September 30,

                               2006        2005              2006        2005

  Basic                     $(0.00)    $(0.00)           $(0.00)     $(0.00)

  Diluted                   $(0.00)    $(0.00)           $(0.00)     $(0.00)

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

Change in Ownership:

    Effective June 30, 2006, the Company's then controlling stockholder, Michael Vardakis  ("Vardakis") entered into a Stock Purchase Agreement (the "Agreement") with David Price ("Price"), pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchase from Vardakis, 12,345,001 shares of Common Stock of the Issuer owned of record and beneficially by Vardakis (the "Purchased Shares"). Under the terms of the Agreement, Price assigned all of his rights and obligations with respect to the Purchased Shares as follows: 12,325,001 shares to Tendall FZCo ("Tendall"), a Dubai Free Zone corporation owned and controlled by Price; 10,000 shares to Alain U. Vetterli ("Vetterli"); 5,000 shares to Ian Ilsley ("Ilsley"); and 5,000 shares to Robert Lawrence Banner ("Banner").

    Each of Price, Tendall, Vetterli, Ilsley and Banner is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933 (the "Securities Act"). The aggregate purchase price for the Purchased Shares represent approximately 90.0% of the 13,723,462 issued and outstanding shares of Common Stock. The purchase and sale of the Purchased Shares took place at a closing (the "Closing") held on June 30, 2006.

    Effective June 30, 2006, Vardakis entered into an Installment Purchase Agreement (the "Installment Agreement") with Price, pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchase from Vardakas, an additional 600,000 shares of Common Stock of the Company owned of record and beneficially by Vardakis (the "Installment Shares"). Under the terms of the Installment Agreement, Price assigned all of his rights and obligations under the Installment Agreement with respect to the Installment Shares to Jockey Holdings LTD, A British West Indies corporation ("Jockey"). Jockey is an accredited investor. The aggregate purchase price for the Installment Shares is $ 300,000, or $0.50 per share. The Installment Shares represent approximately 4.4% of the 13,723,462 issued and outstanding shares of Common Stock. The Installment Agreement provides that the purchase price for the Installment Shares will be paid in 12 consecutive monthly installments, without interest, commencing on October 31, 2006, and on the last day of each month thereafter through and including September 30, 2007. If any such date is not a business day, the installment will be due on the following business day. There are a series of conditions to the purchase and sale of the Installment Shares, including: (i) Vardakis putting the Installment Shares and 300,000 additional shares of Common Stock owned of recorded and beneficially by Vardakis into escrow pursuant to an Escrow Agreement (the "Escrow Agreement") among Vardakis, Price, Jockey and Hirshfield Law, as Escrow Agent, to ensure Vardakis' performance under the Installment Agreement; and (ii) Price putting 2,000,000 of the Purchased Shares into escrow pursuant to the Escrow Agreement to ensure the performance of Price's assignee under the Installment Agreement.

    Another condition of the agreement was that Vardakis was to assume all liabilities of the Company as at June 30, 2006. The purchase price for the shares was placed in escrow and all liabilities of the Company as at June 30, 2006 were paid by the escrow agent on behalf of Vardakis.  The liabilities paid by the escrow agent were comprised of legal and accounting fees and stock transfer agent fees that aggregated $64,334. Additionally, the escrow agent paid Vardakis $28,580 for non interest bearing advances made by Vardakis to the Company.

Change in State of Incorporation:

By written consent of shareholders dated July 20, 2006, the Shareholders of the Company's Common Stock, par value $.0001 per share approved the reincorporation of the Company from the State of Utah to the State of Delaware. The reincorporation will be effected pursuant to an Agreement and Plan of Merger, dated as of July 20, 2006 by and between the Company and Acorn Acquisition Corp, a Delaware corporation and a wholly-owned subsidiary of the Company. On July 20, 2006 the boards of directors of the Company and Acorn Acquisition Corp. unanimously approved the Merger Agreement, and subsequently the Company, as the sole stockholder of Acorn Acquisition Corp., and the holders of more than 90% of the shares of Common Stock outstanding on the Record Date (July 20, 2006) adopted the Merger Agreement by signing the Written Consent of Shareholders.

Under the terms of the Merger Agreement, the presently issued and outstanding shares of Common Stock of Syntony Group, Inc., par value $0.0001 per share shall be converted on a one-for-ten basis into the shares of Common Stock, par value $0.0001 of Acorn Acquisition Corp. The Merger of Syntony Group, Inc. into Acorn Acquisition Corp. is effective October 1, 2006.

NOTE C - RELATED PARTY TRANSACTIONS

     Michael Vardakis, a former principal stockholder of the Company, agreed to loan to the Company $2,000, $11,951, $5,350 and $9,289 during the years ended December 31, 2002, 2003, 2004 and 2005, respectively.  The unsecured non-interest bearing loans were payable on demand.  The balance of $28,580 which was outstanding as of June 30, 2006 and December 31, 2005 was repaid in full in the current quarter as a condition of the Change in Ownership agreement.  (See Note B above.)

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

     Our Company's directors and executive officer have not used any particular consultants, advisors or finders on a regular basis.

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

Item 6.   Exhibits.

          Exhibits.

               Form 10-SB Registration Statement.*

               31    Section 302 Certification of Alain U. Vetterli

               32    Section 906 Certification of Alain U. Vetterli

•     Incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned there unto duly authorized.

                                      SYNTONY GROUP, INC.

Date: November 10, 2006                  By:/s/Alain U. Vetterli

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

Dated: November 10, 2006            Signature:/s/Alain U. Vetterli

                                    Alain U. Vetterli

President, Chief Executive Officer,

Treasurer, Chief Financial Officer and Secretary

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Syntony Group, Inc. (the "Company") on Form 10-QSB for the quarter ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Alain U. Vetterli, President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  November 10, 2006                /s/Alain U. Vetterli

     ----------                          ---------------------

                                         Alain U. Vetterli

President, Chief Executive Officer,

Treasurer, Chief Financial Officer and Secretary