Form 10KSB
period 2006-12-31
ACORN ACQUISITION CORP
filed 2007-03-30
CIK 1286690

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

    [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File No.  000-50678

ACORN ACQUISITION CORP.

(Formerly Syntony Group Inc.)

-------------------

(Name of Small Business Issuer in its Charter)

          DELAWARE                                20-5622985

                        ----                                 ----------

            (State of incorporation)                 (I.R.S. Employer I.D. No.)

1035 PARK AVENUE

SUITE 7B

NEW YORK, NY 10028

--------------------------

(Address of Principal Executive Offices)

Registrant's Telephone Number: (646) 827-9362

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: $0.0001 par value common stock

                                                       -----------------------------

                                                                Title of Class

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X       No ______

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     X   Yes _____ No

State Registrant's revenues for its most recent fiscal year (December 31, 2006):  None.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: March 9, 2007  - $165,581.  There are approximately 44,155 shares of common stock of the Registrant held by non-affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Not Applicable.

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ____  No ______

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date (March 9, 2007): 1,372,574 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

-----------------------------------

     A description of Documents Incorporated by Reference is contained in Part III, Item 13.

----------------------------------

PART I

Item 1. Description of Business.

Business Development

       Organization

Acorn Acquisition Corp. ("Acorn," our "Company," "we," "us," "our," and words of similar import) was organized pursuant to the laws of the State of Delaware on July 20, 2006 with an authorized capital of $2,500 divided into 250,000,000 shares of common stock of a par value of $0.0001 per share by its parent Syntony Group, Inc., a Utah corporation ("Syntony").  Acorn was formed solely to enable Syntony to merge with and into Acorn, thus effecting a reincorporation in Delaware.  The reincorporation reduced the number of authorized shares from 800,000,000 shares of Common Stock of Syntony to 250,000,000 shares of Common Stock of Acorn and reduced the number of issued shares of Common Stock from 13,723,462 to 1,372,574 shares of Common Stock of Acorn. This reincorporation merger became effective on October 1, 2006.

Syntony (the former parent of Acorn) was organized pursuant to the laws of the State of Utah on December 12, 1980, under the name "Puma Energy, Inc.," with an authorized capital of $5,000 divided into 50,000,000 shares of common stock of a par value of $0.0001 per share.  Syntony was formed for the primary purpose of engaging in all facets of the business comprising the oil and gas industry.

Effective June 8, 1989, Puma Energy, Inc.: (i) increased its authorized capital from $5,000 to $180,000, comprised of 800,000,000 shares of $0.0001 par value common stock and 100,000 shares $1.00 par value preferred stock, with the rights, privileges and preferences of the preferred stock to be set by the Board of Directors; and (ii) changed its corporate name to "Syntony Group, Inc."  On March 26, 2001, Syntony amended its By-laws to opt out of the Utah Control Share Acquisition Act, Section 61-6-1, et. seq., of the Utah Code Annotated, as part of a planned restructuring to enable Syntony to re-commence business operations as may be determined by its Board of Directors, and to place Syntony in a better position to raise funding for any such determined operations or to create a capital structure that would allow Syntony to acquire an ongoing business that would be beneficial to Syntony's stockholders.  Based upon Syntony's lack of financial resources, assets or prospects, it was expected that any such restructuring or acquisition would likely involve a control share acquisition.

On April 2, 2001, Syntony effected a reverse spilt of its 142,800,000 outstanding shares of common stock on a basis of one share for 1,428 shares, while retaining its authorized capital, common stock and par value, with appropriate adjustments in its capital accounts.  All computations in this Annual Report take into account this reverse split and the exchange ratio in connection with the reincorporation merger.

Copies of Syntony's Articles of Incorporation, as amended, and Syntony's By-Laws, as amended, were filed as Exhibits to our initial Registration Statement on Form 10-SB and which is incorporated herein by reference.  See Part III, Item 13.

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

On January 4, 2006, we announced that we had entered into an Agreement and Plan of Merger (the "BioTechCures Merger Agreement") with BioTechCures, Inc., a privately-held Nevada corporation ("BioTechCures"), and Syntony Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of ours ("Acquisition Sub").

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

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we are deemed to be a vehicle to acquire or merge with a business or company.  Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO") as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.  Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction, may eliminate many of the perceived advantages of these types of transactions.  These types of transactions are customarily referred to as "reverse mergers" in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

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

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $500,000.  These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in our common stock could also be subject to the Securities and Exchange Commission's interpretations of the Wulff Letter. All of our shares of common stock that are currently owned by Tendall FZCO, are the subject of a Registration Agreement that we believe conforms with these interpretations of the Wulff Letter, which Tendall FZCO has voluntarily executed on the advice of our legal counsel. See Part II, Item 5, under the heading "Restrictions on Sales of Certain Restricted Securities," and Part III, Item 13, for information as to where a copy of that Registration Agreement may be viewed.

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

       Extremely Limited Assets; No Source of Revenue

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

We are deemed to be a Blank Check or Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations

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

       Discretionary Use of Proceeds; Blank Check or Shell Company

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

       We Will Seek Out Business Opportunities

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a "reverse merger", subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the "Securities Act"), and the General Rules and Regulations of the Securities and Exchange Commission promulgated thereunder.

       Absence of Substantive Disclosure Relating to Prospective Acquisitions

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

       Unspecified Industry and Acquired Business; Unascertainable Risks

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

       Uncertain Structure of Acquisition

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of a purchase with a funding requirement as a condition precedent to closing, or an exchange of capital stock, a merger or an asset acquisition.  However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock or a "reverse merger".

       Auditor's 'Going Concern' Opinion

The Independent Auditor's Reports issued in connection with our audited financial statements for the calendar years ended December 31, 2006 and 2005, expressed "substantial doubt about our ability to continue as a going concern," due to our status as a start-up and our lack of profitable operations.  See the Index to Financial Statements.

       Losses Associated With Startup

We have not had a profitable operating history. We cannot guarantee that we will become profitable.

       Federal and State Restrictions on Blank Check or Shell Companies

         Federal Restrictions

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading "Restrictions on Sales Certain Restricted Securities," can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission.  We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter.  Tendall FZCO's shares of common stock in our Company are subject to resale under a Registration Agreement that is discussed below under this heading.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholder fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder.  All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions.  The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419. All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

     • The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse merger.

• Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

     • Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

     • These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

     • An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation.

     • Finders and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

         State Restrictions

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

         Management to Devote Insignificant Time to Activities of Our Company

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

         No Market for Common Stock; No Market for Shares

Although our common stock is currently quoted on the OTC Bulletin Board of the NASD under the symbol "ACAQ.OB", there is currently no active trading market for such shares; and there can be no assurance that such a market will ever develop or be maintained.  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.  Sales of "restricted securities" under Rule 144 or sales of Wulff Letter shares pursuant to registration statements may also have an adverse effect on any market that may develop.  See Part II, Item 5.

The shares of our common stock owned by Tendall FZCO are subject to resale under a Registration Agreement which is referenced in Part III, Item 13.  Also, Tendall FZCO will not be able to sell its shares under Rule 144 or Section 4(1) of the Securities Act, both of which exempt routine trading transactions from the registration requirements of the Securities Act.

         Risks of "Penny Stock"

Our common stock may be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission.  Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

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

         There Has Been No "Established Public Market" for Our Common Stock Since Inception

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange.  However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

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

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission. Amendments to Form 8-K by the Securities and Exchange Commission require that any acquisition that will result in our Company no longer being a blank check or shell company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission, all within four business days, including audited financial statements of the acquired company and pro forma financial statements reflecting the acquisition.

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

Number of Employees

None.

Item 2.  Description of Property.

Our Company has no assets, property or business; our principal executive office address and telephone number are 1035 Park Avenue, Suite 7B, New York, NY 10028 and (646) 827-9362 and are provided at no cost.

Item 3.  Legal Proceedings.

Our Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

Further, to the knowledge of our management, no director or executive officer is party to any action in which he has an interest adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

There has never been any established trading market for shares of our common stock that were accepted for quotations on the OTCBB in September 2004.  No assurance can be given that any market for our common stock will develop or be maintained. For any market that develops for our common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Former members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144.  See the caption "Recent Sales of Unregistered Securities," of this Item, below.  However, it is the opinion of the Securities and Exchange Commission that shares of our common stock that are owned by our promoters or founders or our directors, executive officers or "affiliates" and their transferees cannot be resold under Rule 144 or Section 4(1) of the Securities Act, and that all resales of such shares must be made pursuant to an effective registration statement that has been filed with the Securities and Exchange Commission. This opinion is based upon the so-called Wulff Letter that is discussed below under the caption "Restrictions on Sales of Certain 'Restricted Securities'" of this Item.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

The range of high and low closing bid quotations for our common stock during each quarter of the two fiscal years ended December 31, 2006, and for the first quarter of 2007 (through March 9, 2007) is shown below.  Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.  All prices has been adjusted to reflect the one for ten exchange ratio in connection with the reincorporation of Syntony in Delaware under our present corporate name, Acorn Acquisition Corp.

Stock Quotation

Quarter Ended

                                         High                 Low

March 31, 2005                           $0.51               $0.10

June 30, 2005                            $0.51               $0.51

September 30, 2005                       $0.51               $0.51

December 31, 2007                        $0.60               $0.51

March 31, 2006                           $3.00               $1.00

June 30, 2006                            $1.90               $1.90

September 30, 2006                       $1.90               $0.20

December 31, 2006                        $5.00               $1.05

March 31, 2007 (through March 9)         $4.25               $3.25

The future sale of presently outstanding "restricted securities" (common stock) of our Company by present and former members of management and others may have an adverse effect on any market in the shares of common stock of our Company.

Holders

The number of record holders of our common stock as of March 9, 2007 was approximately 3,542.

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

Sales of "Restricted Securities"

The sale of our unregistered securities during the calendar year ended December 31, 2006 is as show below.

Name	Date Acquired	Number of Shares[1]	Aggregate $ Consideration
Tendall FZCO[2]	June 2006	1,231,501	598,628
Alain Vetterli[2,3]	June 2006	1,000	686
Ian Ilsley[2,3]	June 2006	500	243
Jockey Holdings LTD.[2,4]	June 2006	60,000	300,000

1 Adjusted for the one for ten exchange ratio in connection with the reincorporation of Syntony in Delaware under our present corporate name, Acorn Acquisition Corp.

2 These shares were acquired from Michael Vardakis by Tendall FZCO, Alain Vetterli, Ian Ilsley, and Jockey Holdings LTD. in a private transaction, pursuant to the so-called "Section 4(1/2)" exemption recognized by the Securities and Exchange Commission as an exemption from the registration provisions of Section 5 of the Securities Act for private non-issuer resales of "restricted securities" that meet the criteria of sales of securities that are issued pursuant to Section 4(2) of the Securities Act.  Each of Tendall FZCO, Alain Vetterli, Ian Ilsley and Jockey holdings LTD. is an "accredited investor" as that term is defined under Rule 144, and had access to all material information about our Company at the time that he acquired these securities.

3 Messrs. Vetterli and Ilsley are directors of our Company and Mr. Vetterli is our Chief Executive Officer, Chief Financial Officer and Secretary.

4 These shares are being paid for in monthly installments over a 12 month period commencing on October 31, 2006.

         Restrictions on Sales of Certain "Restricted Securities"

Generally, "restricted securities" can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the "current public information" requirements (subparagraph (c)) of the Rule; no more than the greater of 1% of the outstanding securities of the issuer or the average weekly trading volume of the common stock of the issuer during the four calendar weeks preceding the filing of the Notice on Form 144 are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in "broker's transactions" only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing.  Once two years have lapsed, assuming the holder of the securities is not an "affiliate" of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144.  The "restricted securities" of the Company owned by Messrs. Vardakis and by Mark and Chris Meriwether have been held for in excess of one year.

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

While disputing the application of the Wulff Letter to the securities of the Company that are owned by Michael Vardakis, amounting to an aggregate of 30,000 shares, Mr. Vardakis has agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a "no action" letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities.  A copy of the Registration Agreement signed by Mr. Vardakis with us was filed as an Exhibit to our initial our initial Registration Statement on Form 10-SB and is incorporated herein by reference.  See Part III, Item 13. Mr. Vardakis has no current intention to seek any court order respecting the availability of an exemption under the Securities Act to resell his or its securities.

These restrictions will also apply to transferees of Mr. Vardakis' securities, including Tendall FZCO, Alain Vetterli, Ian Ilsley and Jockey Holdings LTD, which hold an aggregate of 1,293,001 shares, or any securities of persons who may be deemed to be our promoters or "affiliates," too.  We believe that this pronouncement will be liberally construed by the Securities and Exchange Commission to promote the concerns set forth in the Wulff Letter. An "affiliate" includes all directors and executive officers of an issuer, along with 10% stockholders, and includes persons controlling, controlled by or under common control of an issuer; a "promoter" is generally defined as anyone involved in the formation of an issuer, and that may include finder's and others in similar capacities, who introduce acquisition candidates to us.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Purchases of Company Equity Securities

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

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

Results of Operations

Our Company has generated no profit since inception.  We generated a net loss of ($168,778), for the year ended December 31, 2006, and ($20,564) for the year ended December 31, 2005.  Cumulative losses total ($255,492) since our quasi-reorganization when we recommenced our development stage.  Primarily all of these losses are the result of attorney's fees and accounting fees.

Liquidity

During calendar 2006, expenses were paid by a principal stockholder in the amount of $114,488; and during calendar 2005, additional expenses by a principal stockholder totaled $9,279.  This aggregate amount of $83,220 outstanding as of December 31, 2006, is unsecured, non-interest bearing and is due on demand.

Item 7.  Financial Statements.

Acorn Acquisition Corp. and Subsidiary

(Formerly Syntony Group, Inc.)

[A Development Stage Company]

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

[WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS]

Acorn Acquisition Corp. and Subsidiary

(Formerly Syntony Group, Inc.)

[A Development Stage Company]

                                                  Table of Contents

Page
Reports of Independent Registered Public Accounting Firms	21 and 22

Consolidated Balance Sheet - December 31, 2006 and 2005	23

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and for the period from Reactivation [March 26, 2001] through December 31, 2006	24

Consolidated Statements of Stockholders' Equity/(Deficit) for the period from Reactivation [March 26, 2001] through December 31, 2006	25

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from Reactivation [March 26, 2001] through December 31, 2006	26

Notes to Consolidated Financial Statements	27-34

1375 Broadway - 15th Floor New York, New York 10018 212.944.4433 212.944.5404 (fax) cpa@rem-co.com	90 Merrick Avenue East Meadow, New York 11554 516.228.9000 516.228.9122 (fax)	330 Fifth Avenue - Suite 1300 New York, New York 10001 212.686.2224 212.481.3274 (fax)

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Acorn Acquisition Corp.

We have audited the accompanying consolidated balance sheet of Acorn Acquisition Corp. (Formerly Syntony Group, Inc.) and subsidiary as of December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2006 and for the period from Reactivation (March 26, 2001) to December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acorn Acquisition Corp. (Formerly Syntony Group, Inc.) and subsidiary as of December 31, 2006, and the results of its operations and its cash flows for each of the year ended December 31, 2006 and for the period from Reactivation (March 26, 2001) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Acorn Acquisition Corp. (formerly Syntony Group, Inc.) will continue as a going concern. As discussed in Notes A and D to the financial statements, the Company has accumulated losses and has not had significant operations since reactivation. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York

March 12, 2007

Mantyla McReynolds  LLC

                   The CPA. Never Underestimate The Value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Acorn Acquisition Corp. (Formerly Syntony Group, Inc.)

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Acorn Acquisition Corp. (Formerly Syntony Group, Inc.) [a development stage company] as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Acquisition Corp. (Formerly Syntony Group, Inc.) as of December 31, 2005, and the results of operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla McReynolds, LLC

January 31, 2006

Salt Lake City, Utah

 Acorn Acquisition Corp. and Subsidiary

(Formerly Syntony Group, Inc.)

[A Development Stage Company]

Consolidated Balance Sheet

	December 31,
Assets	2006	2005

Current Assets
Cash and cash equivalents	$ 0	$ 330

Cash in escrow	$937,647	0

Total Assets	$937,647	$ 330

Liabilities and Stockholders' Deficit
Current Liabilities

Stock Subscription Payable	$ 950,000	-
Accounts Payable	41,250	$ 34,264
Accounts Payable - Related Party	83,220	28,580
Franchise Taxes Payable	755	200
Total Current Liabilities	1,075,225	263,044

Stockholders' Deficit
Preferred stock - 250,000,000 shares authorized and unissued par value of $0.0001	0	0
Common stock - 250,000,000 shares authorized par value $.0001,1,372,574 issued and outstanding	137	137
Additional paid-in capital	869,268	775,354
Deficit accumulated prior to development stage	(751,491)	(751,491)
Deficit accumulated during development stage	(255,492)	(86,714)
Total Stockholders' Deficit	(137,578)	(62,714)

Total Liabilities and Stockholders' Deficit	$937,647	$ 330

       See accompanying notes to financial statements

Acorn Acquisition Corp. and Subsidiary

(Formerly Syntony Group, Inc.)

[A Development Stage Company]

Consolidated Statements of Operations

	For The Years Ended December 31		From Reactivation [March 26, 2001] through December 31, 2006
	2006	2005

Revenues	$	$	$

General and Administrative Expenses	167,979	20,464	254,193

Total General and Administrative Expenses	167,979	20,464	254,193
Net Loss Before Taxes	$(167,979)	(20,464)	(254,193)
Provision for Income Taxes	799	100	1,299
Net Loss	$(168,778)	$ (20,564)	$(255,492)
Net loss per share	$ (0.12)	$ (0.01)	__________

Weighted average number of common shares outstanding	1,372,574	1,372,574

See accompanying notes to financial statements

Acorn Acquisition Corp. and Subsidiary

(Formerly Syntony Group, Inc.)

[A Development Stage Company]

Consolidated Statements of Stockholders' Equity/(Deficit)

For the period from Reactivation [March 26, 2001] through December 31, 2006

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity/(Deficit) Balance,

March 26, 2001	142,800,000	$14,280	$735,211	$(751,491)	$(2,000)
Reverse split shares:
April 2, 2001, 1 for 1,428 shares	(142,326,538)	(14,233)	14,233		0
October 1, 2006, 1 for 10 shares	(425,888)	(43)	43		0
Issued stock for expenses at $.20 per share	925,000	93	17,907		18,000
Net loss for 2001				(18,100)	(18,100)
	-----------	-------	-------	----------	--------
Balance, December 31, 2001	972,574	97	767,394	(769,591)	(2,100)
Issued stock for expenses at $.20 per share	400,000	40	7,960		8,000
Net loss for 2002				(9,205)	(9,205)
	-----------	--------	-------	-----------	--------
Balance, December 31, 2002	1,372,574	137	775,354	(778,796)	(3,305)
Net loss for 2003				(14,695)	(14,695)
	-----------	--------	-------	-----------	---------
Balance, December 31, 2003	1,372,574	137	775,354	(793,491)	(18,000)
Net Loss for 2004				(24,150)	(24,150)
	-----------	--------	-------	-----------	---------
Balance, December 31, 2004	1,372,574	137	775,354	(817,641)	(42,150)
Net Loss for 2005				(20,564)	(20,564)
	-----------	--------	-------	-----------	---------
Balance, December 31, 2005	1,372,574	137	775,354	(838,205)	(62,714)
Assumption of liabilities by Stockholder			93,914		93,914
Net loss for 2006				(168,778)	(168,778)
Balance, December 31, 2006	1,372,574	$ 137	$869,268	$(1,006,982)	$(137,578)

See accompanying notes to financial statements

Acorn Acquisition Corp. and Subsidiary

(Formerly Syntony Group, Inc.)

[A Development Stage Company]

Consolidated Statements of Cash Flows

	Year ended December 31, 2006	Year ended December 31, 2005	For The Period From Reactivation March 31,2001 through December 31, 2006
Cash Flows From Operating Activities

Net Loss	$(168,778)	$(20,564)	$(255,492)

Adjustments to reconcile net income to net cash provided by operating activities:
Shares issued for services rendered	-	-	26,000
Increase (Decrease) in cash flows as a result of changes in asset and liabilities account balances:
Accounts Payable	6,986	11,405	39,250
Accounts Payable-related party	54,640	9,279	83,220
Income Taxes Payable	555	100	755
Net Cash From Operating Activities	(106,597)	220	(106,267)

Cash Flows from Financing Activities
Proceeds from stock subscriptions	950,000	-	950,000
Stock subscription cash placed in escrow	(937,647)		(937,647)
Assumption of liabilities by Stockholder	93,914		93,914
Net Cash from Financing Activities	106,267	-	106,267

Net Increase (Decrease) in Cash	(330)	220	0
Beginning Cash Balance	330	110	-
Ending Cash Balance	$ 0	$ 330	$ 0

Supplemental Disclosures
Interest	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

Acorn Acquisition Corp. and Subsidiary

(Formerly Syntony Group, Inc.)

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2006

NOTE A    Summary of Significant Accounting Policies

         Company Background

Acorn Acquisition Corp. (the "Company") was incorporated under the laws of the state of Delaware on July 20, 2006 by its then parent, Syntony Group, Inc. The Company was formed to enable Syntony Group, Inc. to merge into the Company thus effecting a reincorporation in Delaware. The merger was effective on October 1, 2006, and provided for each ten shares of Syntony Group, Inc. to become one shares of the Company.  The accompanying financial statements retroactively reflect all stock splits as at the beginning of the periods presented.

Syntony Group, Inc. was incorporated under the laws of the State of Utah on December 12, 1980 as Puma Energy, Inc.  In 1981 the Company's focus was the development of oil and gas wells.  However, by 1987, the Company had depleted all assets and became inactive.  On June 8, 1989 the Company changed its name to Syntony Group, Inc.  The Company then changed its purpose to developing and marketing a proprietary cosmetic.  However, failing to obtain approval from the United States Food and Drug Administration, the Company abandoned these planned operations and became dormant.  In March of 2001, the Company reactivated and amended its bylaws to reflect that the provisions of the Utah Control Share Acquisition Act should not apply to the Company.

This Company is in the development stage and is developing its planned principal operations. We have had net losses of $168,778, $20,564 and $255,492 for the years ended December 31, 2006 and 2005 and form Reactivation (March 26, 2001) through December 31, 2006, respectively. The Company also has a stockholders' deficiency of $137,578 and $62,714 at December 31, 2006 and 2005, respectively, as well as negative working capital of $1,075,225 and $262,714 at December 31, 2006 and 2005. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In July 2005 the Company incorporated its wholly owned subsidiary, Syntony Acquisition Corp. (the "Subsidiary"), under the laws of the State of Nevada.  1,000 shares were issued at a par value of $1.00. The Subsidiary was formed for the sole purpose of merging with another company.  The consolidated financial statements of the Company and the Subsidiary have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

Principles of Consolidation

The accompanying consolidated financial statements for fiscal 2006 include the accounts of the Company the Subsidiary.  All significant intercompany balances and transactions are eliminated. The accompanying financial statements for the fiscal 2005 and for the period from reactivation (March 26, 2001) to December 31, 2006 include the accounts of the Company and the Subsidiary from its incorporation in July 2005.

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity date of three months or less to be cash equivalents. At December 31, 2006 all of the Company's cash was on deposit with a commercial bank in Dubai, United Arab Emirates.

Property & Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets.  Expenditures for maintenance and repairs are charged to expense as incurred.  There are no depreciable assets as of December 31, 2006.

Income Taxes

The Company utilized the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding retroactively reflecting all stock splits. As of the year ended December 31, 2006 there were no potentially dilutive shares.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements,"  that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair vale and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have an effect on its financial statements.

In June 2006, The FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to have an effect on its financial statements.

                                                                                                                                                            NOTE B    Common Stock

On April 2, 2001, the Company reverse split its common stock outstanding on the basis of one for 1,428 shares, while retaining the authorized shares and par value.  There was a provision that no stockholder, on a per stock certificate of record basis, owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split. Further, all fractional shares were rounded up to the nearest whole share, with the Company being authorized to issue such shares as are necessary for the rounding of fractions shares. On October 1, 2006, the Board of Directors approved a reverse common stock split of one common share for every 10 common shares then outstanding through the process of reincorporation as described below. All common shares and per share amounts retroactively reflect the reverse stock splits as the date of Reactivation, March 21, 2001.

In April 2001, the Company authorized and issued 925,000 post-split shares of common stock at $.02 per share to an officer for costs and expenses advanced on behalf of the Company.

In September 2002, the Company issued 400,000 post-split shares of common stock to an individual at $.02 per share for services rendered to the Company.

On October 1, 2006, Syntony Group, Inc. was merged into Acorn Acquisition Corp. The reincorporation reduced the number of authorized shares of Syntony Group, Inc. from 800,000,000 shares of Common Stock of Syntony Group, Inc. to 250,000,000 shares of Common Stock of Acorn Acquisition Corp. and reduced the number of issued shares of Common Stock from 13,723,462 to approximately 1,372,574 shares of Common Stock of Acorn Acquisition Corp.  All fractional shares were rounded up to the nearest whole share.

By written consent dated July 20, 2006, the shareholders of the Company's common stock, par value $.001 per share, approved the reincorporation of the company from the State of Utah to the State of Delaware. The reincorporation was effected pursuant to an Agreement and Plan of Merger, dated as of July 20, 2006 by and between the Company and Acorn Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company.  On July 20, 2006 the Boards of Directors of the Company and Acorn Acquisition Corp. unanimously approved the Merger Agreement, and subsequently the Company, a sole stockholder of Acorn Acquisition Corp., and the holders of more than 90% of the shares of Common Stock outstanding on the Record Date (July 20, 2006) adopted the Merger Agreement by signing the Written Consent of Shareholders.

Under the terms of the Merger Agreement, the presently issued and outstanding shares of common stock of Syntony Group Inc., par value $0.0001 per share were converted on a one-for-ten basis into shares of Common Stock, par value $0.0001 of Acorn Acquisition Corp. The Merger of Syntony Group Inc. into Acorn Acquisition Corp. was effective October 1, 2006.

Change in Ownership:

Effective June 30, 2006, the Company's then controlling stockholder, Michael Vardakis ("Vardakis") entered into a stock Purchase Agreement (the "Agreement") with David Price ("Price"), pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchase from Vardakis, 1,234,500 shares of Common Stock of the Issuer owned of record and beneficially by Vardakis (the "Purchased Shares").  Under the terms of the Agreement, Price assigned all of his rights and obligations with respect to the Purchased Shares as follows: 1,234,500 shares to Tendall FZCO ("Tendall"), a Dubai Free Zone corporation owned and controlled by Price: 1,000 shares to Alain U. Vetterli ("Vetterli"); 500 shares to Ian Ilsley ("Ilsley"); and 500 shares to Robert Lawrence Banner ("Banner").

Each of Price, Tendall, Vetterli, Ilsley and Banner is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933 (the "Securities Act").  The aggregate purchase price for the Purchased Shares represents approximately 90.0% of the 1,372,574 issued and outstanding shares of Common Stock.  The purchase and sale of the Purchased Shares took place at a closing (the "Closing") held on June 30, 2006.

Effective June 30, 2006, Vardakis entered into an Installment Purchase Agreement (the "Installment Agreement") with Price, pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchased from Vardakis, an additional 60,000 shares of Common Stock of the Company owned of record and beneficially by Vardakis (the "Installment Shares").  Under the terms of the terms of the Installment Agreement, Price assigned all of his rights and obligations under the Installment Agreement with respect to the Installment Shares to Jockey Holdings LTD, a British West Indies corporation ("Jockey").  Jockey is an accredited investor.  The aggregate purchase price for the Installment Shares is $300,000, or $5.00 per share.

The Installment Shares represent approximately 4.4% of the 1,372,574 issued and outstanding share of Common Stock.  The installment Agreement provides that the purchase price for the Installment Shares will be paid in 12 consecutive monthly installments, without interest, commencing on October 31, 2006 and on the last day of each month thereafter through and including September 30, 2007.  If any such day is not a Business day, the installment will be due on the following business day.  There are a series of conditions to the purchase and sale of the Installment Shares, including: (i) Vardakis putting the Installment Shares and 30,000 additional shares of Common Stock owned of recorded and beneficially by Vardakis into escrow pursuant to an Escrow Agreement (the "Escrow Agreement") among Vardakis, Price, Jockey and Hirshfield Law, as Escrow Agent, to ensure Vardakis' performance under the Installment Agreement; and (ii) Price putting 200,000 of the Purchased Shares into escrow pursuant to the Escrow Agreement to ensure the performance of Price's assignee under the Installment Agreement.

Another condition of the agreement was that Vardakis was to assume all liabilities of the Company as at June 30, 2006.  The purchase price for the shares was placed in escrow and all liabilities of the Company as at June 30, 2006 were paid by an escrow agent on behalf of Vardakis.  The liabilities paid by the escrow agent were comprised of legal and accounting fees and stock transfer agent fees that aggregated $64,334.  Additionally, the escrow agent paid Vardakis $28,580 for non interest bearing advances made by Vardakis to the Company.

In December 2006, the Company commenced a private placement of its common stock to twenty accredited investors.  Each could subscribe for 1,000,000 shares of the Company's common stock for $50,000, $0.05 per share, subject to acceptance by the Company's Board.  Nineteen investors remitted the purchase price to the Company by December 31, 2006 and the twentieth in January 2007.  The Company accepted all twenty subscriptions in January 2007 and, pursuant to Rule 419 under the Securities Act of 1933, agreed to place in escrow pursuant to the terms of Rule 419 the proceeds of the private placement and the 20,000,000 shares of common stock subscribed for.  The $950,000 received in December 2006 has been classified as a liability in the accompanying financial statements under the caption Stock Subscriptions Payable.  These investors may demand the refund of their investment and if an approved business combination is not consummated within 18 months, a minimum of 90% of the proceeds from this sale will be refunded.  If a merger target is found, each of the twenty investors may choose to have their purchase price refunded less up to 10% of the proceeds which the Company may use for payment of its costs and expenses.

NOTE C    Accounting for Income Taxes

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between book and tax bases of assets and liabilities.  Certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carryforwards, level of expected taxable income and available tax planning strategies.

Since the change in ownership on June 2006 was over 50%, the change triggered a  limitation on the utilization of the net operating loss carryforwards at the time of the change of ownership. The amount of operating loss carryforwards at the date of the change in ownership was approximately $118,000. Under the formulae contained in Internal Revenue Code Section 382, the amount of net operating loss deductible      by the Company in any one year is approximately $40,000. The total net operating  loss available to be carried forward at December 31, 2006 and 2005 is $255,492 and $86,714 respectively.  The carryforwards expire in 2001 through 2026.

Management has determined that it is not more likely than not that the net operating Loss will be utilized in the future, and, accordingly, the deferred tax asset at December 31, 2006 and 2005 of $99,800 and $35,800 has been fully reserved as of December 31, 2006 and December 31, 2005, respectfully. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

	For the Year Ended December 31,		For The Period From Reactivation (March 26, 2001) through December 31, 2006
	2006	2005
(Loss) before income taxes	($167,979)	(20,464)	($254,193)

Computed tax benefit at expected statutory rate:
Federal	($57,100)	(34.0%)	($7,000)
Statutory exemption	-	-	3,900
State, net of federal tax benefit	(7,700)	(4.7%)	(900)
Net Operating Loss
Valuation allowance	65,600	39.2%	4,100

Total tax provision	$ 800	0.5%	100

The amounts shown on the balance sheet for income taxes payable represents the annual minimum state and local tax amounts due.

NOTE D    Liquidity/Going Concern

The Company has accumulated losses since Reactivation totaling $255,492 and had no revenues through December 31, 2006.  Financing for the Company's limited activities to date has been provided primarily by the issuance of stock and by advances from a stockholder (see NOTE E).  The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized.  Management continues to develop its planned principal operations and is seeking qualified merger candidates.  Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

NOTE  E    Stockholder Loan/Related Party Transactions

A former stockholder had paid expenses on behalf of the Company in the amount of $2,000 during the year ended December 31, 2002, $11,951 during the year ended 2003, $5,350 during 2004, $9,279 during 2005. In conjunction with the June 30, 2006 Stock Purchase Agreement (see Note B), the Selling Stockholder assumed the outstanding related party liability of $28,580 and liabilities of $64,334 to third parties. The assumed liabilities of $93,914 were credited to Additional Paid in Capital in the current period.

Tendall made unsecured non interest bearing demand advances of $83,220 during 2006 for the payment of expenses. The entire balance of $83,220 is outstanding as of December 31, 2006.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In July 2006, there was a change in our auditors.  The change was effective as a result of the acquisition of the majority stock from the former owner. There were no disputes nor disagreements with the former auditors.

Item 8A.  Controls and Procedures.

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

Item 8B.  Other Information.

None; not applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending December 31, 2006, and 2005, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name	Positions Held	Date of Election	Date of Resignation

Michael Vardakis	President, Treasurer & Director	March 2003	June 2006
Matthew C. Lords	Vice President, Secretary & Director	March 2003	June 2006
Alain U. Vetterli	President, Treasurer, Secretary, CEO, CFO and Director	June 2006	N/A
Ian Ilsley	Director	June 2006	N/A
Robert L. Banner	Director	June 2006	January 2007

Term of Office.

The term of office of the current directors continues until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in November of each year and until their successors shall be elected and take office.  The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected. Current officers remain in office until their successors shall be elected and take office.

Business Experience.

Michael Vardakis, age 40, served as President and Treasurer of the Company between March 2003 and June 2006.  Mr. Vardakis served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a non-reporting publicly-held company, since March 6, 2003.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in- law.  Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc., Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother.  Since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others.  Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984. Mr. Vardakis resigned from the Company in June, 2006.

Matthew C. Lords, age 38, has served as a Vice President, Secretary and director between March 2003 and June 2006.  Mr. Lords has also served as director of Asyst Corporation, from August 28, 2001, until his resignation in February 2004.  He has been manager of Mike's Pawn in Salt Lake City, Utah, for the last 10 years, where he is responsible for all employees, purchases, sales and loans.  He graduated in 1991 from the University of Utah with a Bachelor of Arts in Political Science. He resigned from the Company in June, 2006.

Alain U. Vetterli, age 43, has served as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director since June, 2006. Since 2005, Mr. Vetterli has been the Chairman and Chief Executive Officer of A&M Corp. FZCO (Dubai), a business consulting company. Between 2000 and 2005, Mr. Vetterli was the Director General for Switzerland for PROSEGUR S.A., a global acting security company.  Mr. Vetterli received a BA in business and administration in 1981 from Swiss Business School and an MA in English from the University of Miami.

Ian Ilsley, age 57, has served as Director since June, 2006. Since 1984, Mr. Ilsley has been the Managing Director of Bureau d'Administration de Services et d'Etudes (Monaco), a small but long-established Monegasque financial services and management consulting business that offers trust, offshore management and tax planning and related activities. Since 1998, Mr. Ilsley has also been the Managing Director of Garnham & Co. Limited (Bermuda), a corporate consultancy/corporate finance business operating under the Garnham and Fulton Partners names. Mr. Ilsley holds a degree in accountancy and business studies from Thames Valley University and is qualified as a Chartered Certified Accountant.

Robert Lawrence Banner, age 63, served as Director between June 2006 and January 2007. Mr. Banner is currently retired. Between 2001 and 2005, Mr. Banner was the Chairman of Morgan Brookes plc, a voice and data network integrator, and between 2001 and 2004, he was the Executive Chairman of Atex Media Command, a developer and deployer of mission-critical advertising, editorial, circulation and business intelligence solutions. Mr. Banner attended courses at Manchester University and the Paris Chamber of Commerce Management School and is qualified as a Chartered Certified Accountant.

Family Relationships.

None.

Involvement in Certain Legal Proceedings.

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

Compensation Committee.

We have not established a Compensation Committee because, due to our lack of operations and the fact that we only have two directors and one executive officer, we believe that we are able to effectively manage the issues normally considered by a Compensation Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Nominating and Corporate Governance Committee.

We have not established a Nominating and Corporate Governance Committee because, due to our lack of operations and the fact that we only have two directors and one executive officer, we believe that we are able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Code of Ethics.

We have adopted a Code of Ethics that was attached as Exhibit 14 to our 2004 Annual Report.  See Part III, Item 13.

Item 10. Executive Compensation.

No cash compensation, deferred compensation or long term incentive plan awards were issued or granted to our management during the two years ended December 31, 2006 or 2005.  Further, no member of our Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

     The following table sets forth the shareholdings of those persons who own more than five percent of our common stock as of December 31, 2006, and to the date hereof:

 Number and Percentage of

                                         Shares Beneficially Owned

Name and Address

Tendall FZCO                             1,232,501   96.5%

PO Box 211748

Dubai, United Arab Emirates

                                         __________  ______

TOTALS:                                  1,232,501   96.5%

Security Ownership of Management.

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2006, and to the date hereof:

                                          Number and Percentage of

Name and Address                          Shares Beneficially Owned

Alain U. Vetterli                          1,000         -

P.O. Box 54685

Al Hudeiba Street

Al Maskan 1 Building

Apt A 006

Dubai, Untied Arab Emirates

Ian Ilsley                                  500          -

27 Avenue Princess Grace

Monte Carlo 98000 Monaco

Robert Lawrence Banner                      500          -

26 Rutland Court

London SW7 1BW, England

                                         _______       ____

TOTALS:                                   2,000          -

Changes in Control.

There are no present arrangements or pledges of our Company's securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

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

Reports on Form 8-K.

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

31.1      Certification of Alain U. Vetterli

31.2      Certification of Alain U. Vetterli

32        906 Certification.

          (ii)

3.1       Articles of Incorporation dated December 12, 1980*

3.2       Articles of Amendment dated January 20, 1981*

3.3       Articles of Amendment dated June 8, 1989*

3.4       By-Laws, as amended*

99        Registration Agreement*

14        Code of Ethics**

         *Attached to our 10-SB Registration Statement, as amended - Part I

       **Attached to our 10-KSB Annual Report for the year ended December 31, 2004 - Part III

Item 14.  Principal Accountant Fees and Services.

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2006 and 2005:

       Fee category               2006          2005

     Audit fees                $10,000         $3,356

     Audit-related fees         $    0         $    0

     Tax fees                   $    0         $    0

     All other fees             $    0         $    0

                                ------         ------

     Total fees                $10,000         $3,356

     Audit fees.  Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees.  Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Acorn Acquisition Corp.'s financial statements and are not reported under "Audit fees."

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

ACORN ACQUISITION CORP.

Date: March 30, 2007

By: /s/Alain U. Vetterli

       Alain U. Vetterli

President, Chief Executive Officer,

Treasurer, Chief Financial Officer,

Secretary and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Date: March 30, 2007               By: /s/Alain U. Vetterli

                                            Alain U. Vetterli

                                            President, Chief Executive Officer,

                                            Treasurer, Chief Financial Officer,

                                            Secretary and Director

Date: March 30, 2007                 By: /s/Ian Ilsley

       Ian Ilsley

       Director

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Alain U. Vetterli, President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary of Acorn Acquisition Corp. (the "Registrant"), certify that:

     1.  I have reviewed this annual report on Form 10-KSB of the Registrant;

     2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and I have:

     a)  Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b)   Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this annual report my conclusions about the effectiveness of the disclosure controls, as of the end of the period covered by this annual report based on such valuations; and

     c)  Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and valuation Date;

     5.  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Dated: March 30, 2007                Signature:/s/Alain U. Vetterli

Alain U. Vetterli

President, Chief Executive Officer,

Treasurer, Chief Financial Officer and Secretary

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Acorn Acquisition Corp. (the "Company") on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Alain U. Vetterli, President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 30, 2007                     /s/Alain U. Vetterli

Alain U. Vetterli

President, Chief Executive Officer,

Treasurer, Chief Financial Officer

and Secretary