Form 10QSB
period 2007-05-11
ACORN ACQUISITION CORP
filed 2007-05-11
CIK 1286690

 UNITED STATES

Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          For the quarterly period ended March 31, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the transition period from        to

                                                                         ------   ---------

                                         Commission File No.   000-50678

                                                              -------------

ACORN ACQUISITION CORP.

---------------------------------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

        DELAWARE                                                    20-5622985

------------------------                                ----------------------------

(State of incorporation)                                 (IRS Employer Identification)

1035 Park Avenue, Suite 7B, New York, New York 10028-0912

---------------------------------------------------------------------------------------------

(Address of principal executive offices)

(646) 827-9362

---------------------------------------------------------------------------------------------

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                          Yes  X     No

                                                                                 ----       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                           Yes  X    No

                                                                                 ----       ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (May 3, 2007): 1,372,574.

                                              -----------

Transitional Small Business Disclosure Format (check one):  Yes    No X

                                                              ---   ---

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                                                                   Page

                                                                                  Numbers

       Consolidated Condensed Statements of Financial Condition

         as of March 31, 2007 (Unaudited)                                              3

      Consolidated Condensed Statements of Operations for the three months March 31, 2007 and 2006 and for the period from

         reactivation (March 26, 2001) through March 31, 2007 (Unaudited)              4

      Consolidated Condensed Statements of Stockholders' Deficit

         For the Period From Reactivation (March 26, 2001) through

         March 31, 2007 (Unaudited)                                                    5

       Consolidated Condensed Statements of Cash Flows for the three months ended

        March 31, 2007 and 2006 and for the period from Reactivation

        (March 26, 2001) through March 31, 2007 (Unaudited)                            6

       Notes to Consolidated Condensed Financial Statements (Unaudited)                7

Item 2.   Management's Discussion and Analysis or Plan of Operation.                  10

Item 3.   Controls and Procedures.                                                    12

PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                                           12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                 12

Item 3.   Defaults upon Senior Securities                                             13

Item 4.   Submission of Matters to a Vote of Security Holders                         13

Item 5.   Other Information                                                           13

Item 6.   Exhibits and Reports on Form 8-K                                            13

                                          Signatures                                  13

Part I - Financial Information

Item 1.  Financial Statements.

Acorn Acquisition Corp. and Subsidiary

                                [A Development Stage Company]

Condensed Consolidated Balance Sheet

March 31, 2007

(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 0

Cash in escrow	$939,777

TOTAL ASSETS	$939,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Stock Subscription Payable	$1,000,000
Accounts Payable	26,033
Accounts Payable-Related Party	88,558

Total Current Liabilities	$1,114,591

Stockholders' Deficit:
Common stock	137
Additional paid in capital	869,268
Deficit accumulated prior to developmental stage	(751,491)
Accumulated deficit during development stage	(292,728)
Total Stockholders' Deficit	(174,814)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$939,777

The accompanying notes are integral parts of these financial statements.

                             Acorn Acquisition Corp and Subsidiary

[A Development Stage Company]

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		Reactivation to
	March 31,		March 31,
	2007	2006	2007

Revenues	$ 0	$ 0	$ 0

General and administrative
expense	37,236	2,277	291,429

Operating Loss	(37,236)	(2,277)	(291,429)

Income/franchise taxes	0	0	1,299

Net Loss	$(37,236)	$(2,277)	$(292,728)

Net Loss per Share
Basic and diluted	$(0)	$(0)

Weighted Average Number
of Shares Outstanding	1,372,574	1,372,574

The accompanying notes are integral parts of these financial statements.

Acorn Acquisition Corp and Subsidiary

[A Development Stage Company]

Consolidated Statements of Stockholders' Deficit

For the period from Reactivation [March 26, 2001] through March 31, 2007

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Deficit
Balance,
March 26, 2001	142,800,000	$14,280	$735,211	$(751,491)	$(2,000)

Reverse split shares:
1 for 1,428, 4/2/01	(142,326,538)	(14,233)	14,233		0
1 for 10, 10/1/06	(425,888)	(43)	43		0
Issued stock for
expenses, at $.002
per share	925,000	93	17,907		18,000

Net loss for 2001				(18,100)	(18,100)

Balance,
December 31, 2001	972,574	97	767,394	(769,591)	(2,100)

Issued stock for
expenses, at $.002
per share	400,000	40	7,960		8,000

Net loss for 2002				(9,205)	(9,205)

Balance,
December 31, 2002	1,372,574	137	775,354	(778,796)	(3,305)

Net loss for 2003				(14,695)	(14,695)

Balance,
December 31, 2003	1,372,574	137	775,354	(793,491)	(18,000)

Net Loss for 2004				(24,150)	(24,150)

Balance,
December 31, 2004	1,372,574	137	775,354	(817,641)	(42,150)

Net Loss for 2005				(20,564)	(20,564)

Balance,
December 31, 2005	1,372,574	137	775,354	(838,205)	(62,714)

Assumption of liabilities
by stockholder			93,914		93,914

Net Loss for 2006				(168,778)	(168,778)

Balance,
December 31, 2006	1,372,574	137	869,268	(1,006,982)	(137,578)

Net Loss for the three
Months ended March 31,
2007 (Unaudited)				(37,236)	(37,236)

Balance, March 31, 2007
(Unaudited)	1,372,574	$ 137	$869,268	$ (1,044,219)	$ (174,814)

The accompanying notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

 [A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		Reactivation to
	March 31,		March 31,
	2007	2006	2007

Cash Flows Provided
By Operating Activities:

Net Loss	$(37,236)	$(2,277)	$(292,728)
Adjustments to reconcile net
loss to net cash used for
operating activities:
Stock issued for services
Rendered	0	0	26,000
Increase (decrease) in
Cash flows as a result of
changes in asset and liabilities
account balances:
Accounts Payable	(15,217)	2,053	24,033
Accounts Payable-Related Party	5,338	0	88,558
Income Taxes Payable	(755)	0	0
Net Cash Flows (used in) Operating
Activities	(47,870)	(224)	(154,137)

Cash Flows Provided by
Financing Activities:

Proceeds from stock subscription	50,000	0	1,000,000
Stock subscription cash placed in
escrow	(2,130)	0	(939,777)
Assumption of liabilities by
Stockholder	0	0	93,914
Net Cash Flows Provided by
Financing Activities	47,870	0	154,137

Net Increase (Decrease) in Cash	0	(224)	0

Beginning Cash Balance	0	330	0

Ending Cash Balance	$ 0	$ 106	$ 0

Supplemental Disclosures:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0
Stock issued for services	$ 0	$ 0	$26,000

The accompanying notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

 [A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

Acorn Acquisition Corp. (the "Company") was incorporated under the laws of the state of Delaware on July 20, 2006 by its then parent, Syntony Group, Inc.  The Company was formed to enable Syntony Group, Inc. to merge into the Company thus effecting a reincorporation in Delaware.  The merger was effective on October 1, 2006, and provided for each ten shares of Syntony Group, Inc. to become one share of the Company.  The accompanying financial statements retroactively reflect all stock splits as at the beginning of the periods presented.

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

Syntony Group, Inc. is in the development stage and is developing its planned principal operations. In July 2005 Syntony Group formed its wholly-owned subsidiary, Syntony Acquisition Corp. ("Subsidiary"), under the laws of the State of Nevada.  1,000 shares were issued at a par value for $1.00.  Subsidiary was formed for the sole purpose of merging with another company.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

Principles of Consolidation

The accompanying consolidated financial statements as at and for the periods ended March 31, 2007 and 2006 include the accounts of the Company and Subsidiary.  All significant intercompany balances and transactions have been eliminated.  The accompanying financial statements for the period from Reactivation (March 26, 2001) through March 31, 2007 include the accounts of the Company and its wholly-owned subsidiary from its date of incorporation in July 2005 to March 31, 2007.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2007, for the three months ended March 31, 2007 and 2006, and for the period from Reactivation (March 26, 2001) through March 31, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2007, the consolidated results of operations for the three months ended March 31, 2007 and 2006 and for the period from Reactivation (March 26, 2001) through March 31, 2007 and consolidated cash flows for the three months ended March 31, 2007 and 2006 and for the period from Reactivation (March 26, 2001) through March 31, 2007.  The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  This information  should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission. There have been no changes in significant accounting policies since December 31, 2006.

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

Fair Value of Financial Instruments

The amounts at which assets and liabilities are presented approximate their fair value due to their short-term nature.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At March 31, 2007, the entire deferred tax asset, which arises from the Company's net operating loss carry forwards, has been fully reserved  because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

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

Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.  The Company did not have any warrants, options or other common stock equivalents outstanding during the three months ended March 31, 2007 and 2006.  Accordingly, basic and dilutive loss per share are the same for the Company.

                             Three Months Ended

                                  March 31,

	2007	2006
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

NOTE B - CAPITAL TRANSACTIONS

On April 2, 2001, the Company reverse split its common stock outstanding on the basis of one for 1,428 shares, while retaining the authorized shares and par value (the "2001 Stock Split"). There was a provision that no stockholder, on a per stock certificate of record basis, owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split. Further, all fractional shares were rounded up to the nearest whole share, with the Company being authorized to issue such shares as are necessary for the rounding of fractions shares.  On October 1, 2006, the Board of Directors approved a reverse common stock split of one common share for every 10 common shares then outstanding through the process of reincorporation as described below (the "Reincorporation Stock Split"). All common shares and per share amounts retroactively reflect the 2001 Stock Split and the Reincorporation Stock Split as the date of Reactivation, March 21, 2001.

In April 2001, the Company authorized and issued 925,000 post-2001 Stock Split shares of common stock at $.002 per share to an officer for costs and expenses advanced on behalf of the Company.

In September 2002, the Company issued 4,000,000 post-2001 Stock Split shares of common stock to an individual at $.002 per share for expenses and services rendered to the Company.

On October 1, 2006, Syntony Group, Inc. was merged into Acorn Acquisition Corp. The reincorporation reduced the number of authorized shares of Syntony Group, Inc. from 800,000,000 shares of Common Stock of Syntony Group, Inc. to 250,000,000 shares of Common Stock of Acorn Acquisition Corp. and reduced the number of issued shares of Common Stock from 13,723,462 to approximately 1,372,574 shares of Common Stock of Acorn Acquisition Corp.  All fractional shares were rounded up to the nearest whole share in the Reincorporation Stock Split.

By written consent dated July 20, 2006, the shareholders of the Company's common stock, par value $.0001 per share, approved the reincorporation of the Company from the State of Utah to the State of Delaware. The reincorporation was effected pursuant to an Agreement and Plan of Merger, dated as of July 20, 2006 by and between the Company and Acorn Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company. On July 20, 2006 the Boards of Directors of the Company and Acorn Acquisition Corp. unanimously approved the Merger Agreement, and subsequently the Company, as sole shareholder of Acorn Acquisition Corp., and the holders of more than 90% of the shares of Common Stock outstanding on the Record Date (July 20, 2006) adopted the Merger Agreement by signing the written Consent of Shareholders.

Under the terms of the Merger Agreement, the issued and outstanding shares of common stock of Syntony Group, Inc. par value $0.0001 per share were converted on a one-for-ten basis into shares of Common Stock, par value $0.0001 of Acorn Acquisition Corp.  The Merger of Syntony Group, Inc. into Acorn Acquisition Corp. was effective October 1, 2006.

Change in Ownership

Effective June 30, 2006, the Company's then controlling stockholder, Michael Vardakis ("Vardakis") entered into a Stock Purchase Agreement (the "Agreement") with David Price ("Price"), pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchase from Vardakis, 1,234,500 shares of Common Stock of the Company owned of record and beneficially by Vardakis (the "Purchased Shares"). Under the terms of the Agreement, Price assigned all of his rights and obligations with respect to the Purchased Shares as follows: 1,232,500 shares to Tendall FZCo ("Tendall"), a Dubai Free Zone corporation owned and controlled by Price; 1,000 shares to Alain U. Vetterli ("Vetterli"); 500 shares to Ian Ilsley ("Ilsley"); and 500 shares to Robert Lawrence Banner ("Banner").

Each of Price, Tendall, Vetterli, Ilsley and Banner is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933 (the "Securities Act"). The aggregate purchase price for the Purchased Shares was $600,000, or approximately $0.486 per share. The Purchased Shares represented approximately 90.0% of the 1,372,346 issued and outstanding shares of Common Stock. The purchase and sale of the Purchased Shares took place at a closing (the "Closing") held on June 30, 2006.

Effective June 30, 2006, Vardakis entered into an Installment Purchase Agreement (the "Installment Agreement") with Price, pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchase from Vardakas, an additional 60,000 shares of Common Stock of the Company owned of record and beneficially by Vardakis (the "Installment Shares"). Under the terms of the Installment Agreement, Price assigned all of his rights and obligations under the Installment Agreement with respect to the Installment Shares to Jockey Holdings LTD, A British West Indies corporation ("Jockey"). Jockey is an accredited investor. The aggregate purchase price for the Installment Shares was $300,000, or $5.00 per share. The Installment Shares represented approximately 4.4% of the 1,372,346 issued and outstanding shares of Common Stock. The Installment Agreement provides that the purchase price for the Installment Shares will be paid in 12 consecutive monthly installments, without interest, commencing on October 31, 2006, and on the last day of each month thereafter through and including September 30, 2007. If any such date is not a business day, the installment will be due on the following business day. There are a series of conditions to the purchase and sale of the Installment Shares, including: (i) Vardakis putting the Installment Shares and 30,000 additional shares of Common Stock owned of recorded and beneficially by Vardakis into escrow pursuant to an Escrow Agreement (the "Escrow Agreement") among Vardakis, Price, Jockey and Hirshfield Law, as Escrow Agent, to ensure Vardakis' performance under the Installment Agreement; and (ii) Price putting 200,000 of the Purchased Shares into escrow pursuant to the Escrow Agreement to ensure the performance of Price's assignee under the Installment Agreement.

Another condition of the Agreement was that Vardakis was to assume all liabilities of the Company as at June 30, 2006. The purchase price for the Purchased Shares was placed in escrow and all liabilities of the Company as at June 30, 2006 were paid by the escrow agent on behalf of Vardakis.  The liabilities paid by the escrow agent were comprised of legal and accounting fees and stock transfer agent fees that aggregated $64,334. Additionally, the escrow agent paid Vardakis $28,580 for non interest bearing advances made by Vardakis to the Company.

In December 2006, the Company commenced a private placement of its common stock to twenty accredited investors. Each could subscribe for 1,000,000 shares of the Company's post-Reincorporation Stock Split common stock for $50,000, $0.05 per share, subject to acceptance by the Company's Board. Nineteen investors remitted the purchase price to the Company by December 31, 2006 and the twentieth in January 2007. The Company accepted all twenty subscriptions in January 2007 and, pursuant to Rule 419 under the Securities Act of 1933, agreed to place in escrow pursuant to the terms of Rule 419 the proceeds of the private placement and the 20,000,000 shares of common stock subscribed for.  The $950,000 received in December 2006 and the $50,000 received in January 2007 has been classified as a liability in the accompanying financial statements under the caption Stock Subscription Payable. These investors may demand the refund of their investment and if an approved business combination is not consummated within 18 months, a minimum of 90% of the proceeds from the sale will be refunded. If a merger target is found, each of the twenty investors may choose to have their purchase price refunded less up to 10% of the proceeds which the Company may use for payment of its costs and expenses.

Change in State of Incorporation:

By written consent of shareholders dated July 20, 2006, the shareholders of the Company's Common Stock, par value $.0001 per share approved the reincorporation of the Company from the State of Utah to the State of Delaware. The reincorporation was effected pursuant to an Agreement and Plan of Merger, dated as of July 20, 2006 by and between the Company and Acorn Acquisition Corp, a Delaware corporation and a wholly-owned subsidiary of the Company. On July 20, 2006 the boards of directors of the Company and Acorn Acquisition Corp. unanimously approved the Merger Agreement, and subsequently the Company, as the sole stockholder of Acorn Acquisition Corp., and the holders of more than 90% of the shares of Common Stock of the Company outstanding on the Record Date (July 20, 2006) adopted the Merger Agreement by signing the Written Consent of Shareholders.

Under the terms of the Merger Agreement, the issued and outstanding shares of Common Stock of Syntony Group, Inc., par value $0.0001 per share were converted on a one-for-ten basis into the shares of Common Stock, par value $0.0001 of Acorn Acquisition Corp.  The Merger of Syntony Group, Inc. into Acorn Acquisition Corp. was effective October 1, 2006.

NOTE C - RELATED PARTY TRANSACTIONS

A former shareholder had paid expenses on behalf of the Company in the amounts of $2,000 during the year ended December 31, 2002, $11,951 during the year ended 2003, $5,350 during 2004 and $9,289 during 2005.  In conjunction with the June 30, 2006 Stock Purchase Agreement (see Note B), the Selling Stockholder assumed the outstanding related party liability of $28,580 and liabilities of $64,332 to third parties. The assumed liabilities of $93,914 were credited to Additional Paid in Capital as at June 30, 2006.

Tendall made unsecured non interest bearing demand advances of $83,220 during 2006 and $5,338 during the quarter ended March 31, 2007 for the payment of expenses. The entire balance of $88,558 is outstanding as of March 31, 2007

Item 2.   Management's Discussion and Analysis or Plan of Operation.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2006, the Company commenced a private placement of its common stock to twenty accredited investors. Each could subscribe for 1,000,000 shares of the Company's post-Reincorporation Stock Split common stock for $50,000, $0.05 per share, subject to acceptance by the Company's Board. Nineteen investors remitted the purchase price to the Company by December 31, 2006 and the twentieth in January 2007.  The Company accepted all twenty subscriptions in January 2007 and, pursuant to Rule 419 under the Securities Act of 1933, agreed to place in escrow pursuant to the terms of Rule 419 the proceeds of the private placement and the 20,000,000 shares of common stock subscribed for. The $950,000 received in December 2006 and the $50,000 received in January 2007 has been classified as a liability in the accompanying financial statements under the caption Stock Subscription Payable. These investors may demand the refund of their investment and if an approved business combination is not consummated within 18 months, a minimum of 90% of the proceeds from the sale will be refunded. If a merger target is found, each of the twenty investors may choose to have their purchase price refunded less up to 10% of the proceeds which the Company may use for payment of its costs and expenses.

The Company relied on Section 4(2) of the Securities Act for an exemption of this private offering and sale from the registration requirements under the Securities Act.

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

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibits.

               31    Section 302 Certification of Alain U. Vetterli

               32    Section 906 Certification of Alain U. Vetterli

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ACORN ACQUISITION CORP.

Date: May 11, 2007                      By:/s/Alain U. Vetterli

                                           -------------------------

Alain U. Vetterli

 Chief Executive Officer and

 Chief Financial Officer

                                                                   Exhibit 31

                                  CERTIFICATION

I, Alain U. Vetterli, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Acorn Acquisition Corp.;
2.

Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  May 11, 2007

                                                /S/  ALAIN U. VETTERLI

                                                -----------------------

                                                Alain U. Vetterli

                                                Chief Executive Officer and

                                                Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Acorn Acquisition Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Alain U. Vetterli, the Chief Executive Officer and Chief financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  May 11, 2007

/s/ Alain U. Vetterli

----------------------

Alain U. Vetterli

Chief Executive Officer

and Chief Financial Officer

A signed original of this certification has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.