Form 10QSB
period 2007-08-01
ACORN ACQUISITION CORP
filed 2007-08-03
CIK 1286690

 UNITED STATES

Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File No.   000-50678

ACORN ACQUISITION CORP.

(Exact name of small business issuer as specified in its charter)

DELAWARE (State of incorporation)	20-5622985 (IRS Employer Identification)

1035 Park Avenue, Suite 7B, New York, New York 10028-0912

(Address of principal executive offices)

(646) 827-9362

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (July 17, 2007): 1,372,574.

Transitional Small Business Disclosure Format (check one):  Yes        No  X

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                                                                    Page

                                                                                   Numbers

      Consolidated Condensed Statements of Financial Condition

         as of June 30, 2007 (Unaudited)                                               3

      Consolidated Condensed Statements of Operations for the three and six months June 30, 2007 and 2006 and for the period from

        reactivation (March 26, 2001) through June 30, 2007 (Unaudited)                4

      Consolidated Condensed Statements of Stockholders' Deficit

         For the Period From Reactivation (March 26, 2001) through

         June 30, 2007 (Unaudited)                                                     5

      Consolidated Condensed Statements of Cash Flows for the six months ended

        June 30, 2007 and 2006 and for the period from Reactivation

        (March 26, 2001) through June 30, 2007 (Unaudited)                             6

       Notes to Consolidated Condensed Financial Statements (Unaudited)                7

Item 2.   Management's Discussion and Analysis or Plan of Operation.                  11

Item 3.   Controls and Procedures.                                                    12

PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                                           13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                 13

Item 3.   Defaults upon Senior Securities                                             13

Item 4.   Submission of Matters to a Vote of Security Holders                         13

Item 5.   Other Information                                                           13

Item 6.   Exhibits and Reports on Form 8-K                                            13

                                          Signatures                                  13

Part I - Financial Information

Item 1.  Financial Statements.

Acorn Acquisition Corp. and Subsidiary

[A Development Stage Company]

Condensed Consolidated Balance Sheet

June 30, 2007

(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$ 0
Cash in escrow	$938,229
TOTAL ASSETS	$938,229

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Stock Subscription Payable	$1,000,000
Accounts Payable	40,004
Accounts Payable-Related Party	96,807

Total Current Liabilities	$1,136,811

Stockholders' Deficit:
Common stock	137
Additional paid in capital	869,268
Deficit accumulated prior to developmental stage	(751,491)
Accumulated deficit during development stage	(316,496)
Total Stockholders' Deficit	(198,582)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$938,229

The accompanying notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

[A Development Stage Company]

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30,		Reactivation to June 30, 2007

	2007	2006

Revenues	$ 0	$ 0	$ 0

General and administrative expense	61,005	31,119
			315,198

Operating Loss	(61,005)	(31,119)	(315,198)

Income/franchise taxes	0	44	1,299

Net Loss	$(61,005)	$(31,163)	$(316,497)

Net Loss per Share
Basic and diluted	$(0.04)	$(0.02)

Weighted Average Number
of Shares Outstanding	1,372,574	1,372,574

	For the Three Months Ended
	June 30,
	2007	2006

Revenues	$ 0	$ 0

General and administrative
expense	23,768	28,843

Operating Loss	(23,768)	(28,843)

Income/franchise taxes	0	44

Net Loss	$(23,768)	$(28,887)

Net Loss per Share
Basic and diluted	$(0.02)	$(0.02)

Weighted Average Number
of Shares Outstanding	1,372,574	1,372,574

The accompany notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

[A Development Stage Company]

Consolidated Statements of Stockholders' Deficit

For the period from Reactivation [March 26, 2001] through June 30, 2007

(Unaudited)

                                                           Deficit

                                                          Accumulated

                                             Additional     During           Total

                          Number     Common   Paid-in     Development     Stockholders'

                        of Shares    Stock    Capital       Stage           Deficit

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

Issued stock for

expenses, at $.002

per share                400,000       40      7,960                          8,000

Net loss for 2002                                          (9,205)         (9,205)

Balance,

December 31, 2002      1,372,574       137   775,354      (778,796)          (3,305)

Net loss for 2003                                         (14,695)         (14,695)

Balance,

December 31, 2003      1,372,574       137    775,354     (793,491)         (18,000)

Net Loss for 2004                                         (24,150)         (24,150)

Balance,

December 31, 2004      1,372,574       137    775,354    (817,641)         (42,150)

Net Loss for 2005                                         (20,564)         (20,564)

Balance,

December 31, 2005      1,372,574       137    775,354      838,205)         (62,714)

Assumption of liabilities

 by stockholder                                93,914                        93,914

Net Loss for 2006                                         (168,778)        (168,778)

Balance,

December 31, 2006      1,372,574       137    869,268   (1,006,982)        (137,578)

Net Loss for the six

 Months ended June 30,

 2007 (Unaudited)                                          (61,005)         (61,005)

Balance, June 30, 2007

 (Unaudited)           1,372,574     $ 137   $869,268  $(1,067,987)      $ (198,583)

The accompanying notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

 [A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                      For the Six Months Ended         Reactivation to

                                                June 30,                    June 30,

                                          2007             2006               2007

Cash Flows Provided

  By Operating Activities:

  Net Loss                           $(61,005)         $(31,163)            $(315,198)

  Adjustments to reconcile net

    loss to net cash used for

    operating activities:

  Stock issued for services

    Rendered                                0                 0                26,000

  Increase (decrease) in

    Cash flows as a result of

      changes in asset and liabilities

      account balances:

    Accounts Payable                   (1,246)          (34,464)               36,706

    Accounts Payable-Related Party     13,587           (28,580)               96,807

    Income Taxes Payable                 (755)              0                    0

Net Cash Flows (used in) Operating

  Activities                          (49,419)          (94,207)             (155,685)

Cash Flows Provided by

  Financing Activities:

Proceeds from stock subscription       50,000               0              1,000,000

Stock subscription cash placed in

  escrow                                 (581)              0               (938,229)

Assumption of liabilities by

  Stockholder                             0              93,914               93,914

Net Cash Flows Provided by

  Financing Activities                 49,419            93,914              155,685

Net Increase (Decrease) in Cash           0                (293)                  0

Beginning Cash Balance                    0                 330                   0

Ending Cash Balance                   $    0            $    37           $       0

Supplemental Disclosures:

  Cash paid for interest           $ 0                 $ 0                 $ 0

  Cash paid for income taxes           $755                $200               $1,055

  Stock issued for services            $ 0                 $ 0               $26,000

The accompanying notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

 [A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

June 30, 2007

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

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

Principles of Consolidation

The accompanying consolidated financial statements as at and for the periods ended June 30, 2007 and 2006 include the accounts of the Company and Subsidiary.  All significant intercompany balances and transactions have been eliminated.  The accompanying financial statements for the period from Reactivation (March 26, 2001) through June 30, 2007 include the accounts of the Company and its wholly-owned subsidiary from its date of incorporation in July 2005 to June 30, 2007.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2007, for the six and three months ended June 30, 2007 and 2006, and for the period from Reactivation (March 26, 2001) through June 30, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-B.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2007, the consolidated results of operations for the six and three months ended June 30, 2007 and 2006 and for the period from Reactivation (March 26, 2001) through June 30, 2007 and consolidated cash flows for the six months ended June 30, 2007 and 2006 and for the period from Reactivation (March 26, 2001) through June 30, 2007.  The results of operations for the six and three months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.  There have been no changes in significant accounting policies since December 31, 2006.

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

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At June 30, 2007, the entire deferred tax asset of $133,000, which arises from the Company's net operating loss carry forwards, has been fully reserved  because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

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

Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.  The Company did not have any warrants, options or other common stock equivalents outstanding during the six and three months ended June 30, 2007 and 2006. Accordingly, basic and dilutive loss per share are the same for the Company.

                             Six Months Ended            Three Months Ended

                                  June 30,                    June 30,

                               2007        2006            2007     2006

   Basic                     $(0.04)     $(0.02)        $(0.02)    $(0.02)

   Diluted                   $(0.04)     $(0.02)        $(0.02)    $(0.02)

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

Effective June 30, 2006, Vardakis entered into an Installment Purchase Agreement (the "Installment Agreement") with Price, pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchase from Vardakas, an additional 60,000 shares of Common Stock of the Company owned of record and beneficially by Vardakis (the "Installment Shares"). Under the terms of the Installment Agreement, Price assigned all of his rights and obligations under the Installment Agreement with respect to the Installment Shares to Jockey Holdings LTD, A British West Indies corporation ("Jockey"). Jockey is an accredited investor. The aggregate purchase price for the Installment Shares was $ 300,000, or $5.00 per share. The Installment Shares represented approximately 4.4% of the 1,372,346 issued and outstanding shares of Common Stock. The Installment Agreement provides that the purchase price for the Installment Shares will be paid in 12 consecutive monthly installments, without interest, commencing on October 31, 2006, and on the last day of each month thereafter through and including September 30, 2007. If any such date is not a business day, the installment will be due on the following business day. There are a series of conditions to the purchase and sale of the Installment Shares, including: (i) Vardakis putting the Installment Shares and 30,000 additional shares of Common Stock owned of recorded and beneficially by Vardakis into escrow pursuant to an Escrow Agreement (the "Escrow Agreement") among Vardakis, Price, Jockey and Hirshfield Law, as Escrow Agent, to ensure Vardakis' performance under the Installment Agreement; and (ii) Price putting 200,000 of the Purchased Shares into escrow pursuant to the Escrow Agreement to ensure the performance of Price's assignee under the Installment Agreement.

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

Tendall made unsecured non interest bearing demand advances of $83,220 during 2006 and $13,587 during the six months ended June 30, 2007 for the payment of expenses. The entire balance of $96,807 is outstanding as of June 30, 2007.

NOTE D - SUBSEQUENT EVENTS

In July 2007, the twenty accredited investors who participated in the private placement referred to in the last paragraph of the Change in Ownership section of Note B above agreed to rescind their subscriptions in exchange for the return to them of 90% of their investment or $900,000 in the aggregate.  This will have the effect of reducing the cash held in escrow from the assets by $900,000, eliminating the stock subscription payable in the amount of $1,000,000 from the liabilities, and increasing paid-in capital by $100,000.

In July 2007, the Company entered into preliminary negotiations with a private Company (Lumen Medical Inc.) that has a 51% investment in a Canadian development stage biotechnology company, which the Company is interested in. There can be no assurance that such preliminary negotiations will result in any transaction.

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

Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.  Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 98% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

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

         ACORN ACQUISITION CORP.

Date: August 3, 2007	By:/s/Alain U. Vetterli ------------------------- Alain U. Vetterli Chief Executive Officer and Chief Financial Officer

Exhibit 31

CERTIFICATION PURSUANT TO

RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

AS ADOPTED PURSUANT TO

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

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's  most recent fiscal quarter(the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal  control over financial  reporting     which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize  and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 3, 2007	/S/ ALAIN U. VETTERLI ----------------------- Alain U. Vetterli Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Acorn Acquisition Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Alain U. Vetterli, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 3, 2007

/s/ Alain U. Vetterli

----------------------

Alain U. Vetterli

Chief Executive Officer

and Chief Financial Officer

A signed original of this certification has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.