Form 10QSB
period 2007-11-01
ACORN ACQUISITION CORP
filed 2007-11-19
CIK 1286690

UNITED STATES

Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          For the quarterly period ended  September 30, 2007

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (November 19, 2007): 1,372,574.

                                              -----------

Transitional Small Business Disclosure Format (check one):  Yes    No X

                                                               ---   ---

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                                                                   Page

                                                                                  Numbers

       Consolidated Condensed Statements of Financial Condition

         as of September 30, 2007 (Unaudited)                                          3

      Consolidated Condensed Statements of Operations for the three and nine months September 30, 2007 and 2006 and for the period from

        reactivation (March 26, 2001) through September 30, 2007 (Unaudited)           4

      Consolidated Condensed Statements of Stockholders' Deficit

         For the Period From Reactivation (March 26, 2001) through

         September 30, 2007 (Unaudited)                                                5

       Consolidated Condensed Statements of Cash Flows for the nine months ended

        September 30, 2007 and 2006 and for the period from Reactivation

        (March 26, 2001) through September 30, 2007 (Unaudited)                        6

       Notes to Consolidated Condensed Financial Statements (Unaudited)                7

Item 2.   Management's Discussion and Analysis or Plan of Operation.                  13

Item 3.   Controls and Procedures.                                                    13

PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                                           14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                 14

Item 3.   Defaults upon Senior Securities                                             14

Item 4.   Submission of Matters to a Vote of Security Holders                         14

Item 5.   Other Information                                                           14

Item 6.   Exhibits and Reports on Form 8-K                                            14

                                          Signatures                                  14

Part I - Financial Information

Item 1.  Financial Statements.

Acorn Acquisition Corp. and Subsidiary

[A Development Stage Company]

Condensed Consolidated Balance Sheet

September 30, 2007

(Unaudited)

ASSETS

Current Assets:

Cash and cash equivalents                               $8,212

TOTAL ASSETS                                             $8,212

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts Payable                                      $54,490

Accounts Payable-Related Party                        129,816

          Total Current Liabilities                $184,306

Stockholders' Deficit:

Common stock                                              137

Additional paid in capital                            969,268

Deficit accumulated prior to developmental stage     (751,491)

Accumulated deficit during development stage      (394,008)

Total Stockholders' Deficit                 (176,094)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $8,212

The accompanying notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

[A Development Stage Company]

Condensed Consolidated Statements of Operations

(Unaudited)

                                      For the Nine Months Ended           Reactivation

                                            September 30,              (March 26, 2001) To,

                                          2007             2006         September 30,2007

Revenues                               $     0           $    0          $       0

General and administrative

   expense                               138,517           12,312            392,710

Operating Loss                          (138,517)         (12,312)         (392,710)

Income taxes                                0                  0               1,298

Net Loss                               $(138,517)        $(12,312)         $(394,008)

Net Loss per Share

  Basic and diluted                     $(0.10)        $(0.01)

Weighted Average Number of Shares

  Outstanding, Basic and Diluted       1,372,574        1,372,574

                                      For the Three Months Ended

                                            September 30,

                                          2007             2006

Revenues                               $     0           $    0

General and administrative

   expense                               77,512             3,691

Operating Loss                          (77,512)           (3,691)

Income taxes                               0                  0

Net Loss                               $(77,512)          $(3,691)

Net Loss per Share

  Basic and diluted                    $(0.06)         $(0.00)

Weighted Average Number of Shares

  Outstanding, Basic and Diluted      1,372,574         1,372,574

The accompany notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

[A Development Stage Company]

Consolidated Statements of Stockholders' Deficit

For the period from Reactivation [March 26, 2001] through September 30, 2007

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Deficit
Balance, March 26, 2001	142,800,000	$14,280	$735,211	$(751,491)	$(2,000)
Reverse split shares: 1 for 1,428, 4/2/01	(142,326,538)	(14,233)	14,233		0
1 for 10, 10/1/06	(425,888)	(43)	43		0
Issued stock for expenses, at $.002 per share	925,000	93	17,907		18,000

Net loss for 2001				(18,100)	(18,100)

Balance, December 31, 2001	972,574	97	767,394	(769,591)	(2,100)
Issued stock for expenses, at $.002 per share	400,000	40	7,960		8,000
Net loss for 2002				(9,205)	(9,205)

Balance, December 31, 2002	1,372,574	137	775,354	(778,796)	(3,305)
Net loss for 2003				(14,695)	(14,695)

Balance, December 31, 2003	1,372,574	137	775,354	(793,491)	(18,000)
Net Loss for 2004				(24,150)	(24,150)

Balance, December 31, 2004	1,372,574	137	775,354	(817,641)	(42,150)
Net Loss for 2005				(20,564)	(20,564)

Balance, December 31, 2005	1,372,574	137	775,354	(838,205)	(62,714)
Assumption of liabilities by stockholder			93,914		93,914
Net Loss for 2006				(168,778)	(168,778)

Balance, December 31, 2006	1,372,574	137	869,268	(1,006,982)	(137,578)
Increase in Additional Paid in Capital due to Stock Subscription payable (Unaudited)			100,000		100,000
Net Loss for the Nine Months Ended September 30, 2007 (Unaudited)				(138,517)	(138,517)

Balance, September 30, 2007 (Unaudited)	1,372,574	$ 137	$969,268	$(1,145,499)	$(176,095)

The accompanying notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

 [A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                                   For the Nine             Reactivation

                                                  Months Ended          (March 26, 2001) To

                                                   September 30,          September 30, 2007

                                                  2007       2006

Cash Flows Provided

  By Operating Activities:

  Net loss                                     $(138,517)   $(88,003)          $(394,008)

  Adjustments to reconcile net

loss to net cash used for

operating activities:

  Stock issued for services rendered                0           0                 26,000

  Increase (decrease) in cash flows

   as a result of changes in asset

   and liabilities account balances:

    Accounts Payable                              13,239     (33,715)             52,490

    Accounts Payable-Related Party                46,596      27,474             129,816

    Income Taxes Payable                            (755)       0                   0

Net Cash Flows Used In Operating Activities      (79,435)    (94,244)           (185,702)

Cash Flows Provided by Financing Activities:

Proceeds from stock subscription                  50,000        0              1,000,000

Stock subscriptions refunded                    (900,000)       0               (900,000)

Cash in escrow                                   937,647        0                   0

Assumption of liabilities by Stockholder            0         93,914              93,914

Cash Flows Provided by Financing Activities       87,647      93,914             193,914

Net Increase (Decrease) in Cash                    8,212        (330)              8,212

Beginning Cash Balance                              0            330                0

Ending Cash Balance                             $  8,212      $  0             $   8,212

Supplemental Disclosures:

  Cash paid for interest                          $ 0          $ 0                   $ 0

  Cash paid for income taxes                     $755          $ 0                $1,055

  Stock issued for services                       $ 0          $ 0               $26,000

The accompanying notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

 [A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

September 30, 2007

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

Principles of Consolidation

The accompanying consolidated financial statements as at and for the periods ended September 30, 2007 and 2006 include the accounts of the Company and Subsidiary.  All significant intercompany balances and transactions have been eliminated.  The accompanying financial statements for the period from Reactivation (March 26, 2001) through September 30, 2007 include the accounts of the Company and its wholly-owned subsidiary from its date of incorporation in July 2005 to September 30, 2007.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2007, for the nine and three months ended September 30, 2007 and 2006, and for the period from Reactivation (March 26, 2001) through September 30, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-B.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2007, the consolidated results of operations for the nine and three months ended September 30, 2007 and 2006 and for the period from Reactivation (March 26, 2001) through September 30, 2007 and consolidated cash flows for the nine months ended September 30, 2007 and 2006 and for the period from Reactivation (March 26, 2001) through September 30, 2007.  The results of operations for the nine and three months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  This information  should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.  There have been no changes in significant accounting policies since December 31, 2006.

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

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At September 30, 2007, the entire deferred tax asset, which arises from the Company's net operating loss carry forwards, has been fully reserved  because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

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

Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.  The Company did not have any warrants, options or other common stock equivalents outstanding during the nine and three months ended September 30, 2007 and 2006.  Accordingly, basic and dilutive loss per share are the same for the Company.

                               Nine Months Ended        Three Months Ended

                                  September 30,            September 30,

                                2007        2006            2007     2006

   Basic                      $(0.10)    $(0.01)          $(0.06)   $(0.00)

   Diluted                    $(0.10)    $(0.01)          $(0.06)   $(0.00)

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE B - ACQUISITION OF LUMEN MEDICAL, INC.

On October 1, 2007, the Company entered into an Agreement and Plan of Merger with Lumen Medical, Inc. ("Lumen"). The Merger Agreement provides for a business combination whereby Lumen will be merged with and into the Company in accordance with the terms of the Merger Agreement, with the Company continuing as the surviving corporation (the 'Merger'). Pursuant to the Merger, the stockholders of Lumen will receive in exchange for all of the outstanding shares of the Company an aggregate of 51,250,000 shares of common stock, $0.0001 par value per share, of the Company.

Lumen was incorporated on February 23, 2006 as a vehicle to invest in North American businesses. On July 27, 2006, Lumen identified PulmoScience, Inc. ("PulmoScience") as the subject for investment and during 2006 increased its ownership of PulmoScience to 51%. At September 30, 2007, Lumen's only assets were its 51% stake in PulmoScience and approximately $900,000 in cash. PulmoScience is a development stage biotechnology company that is developing a noninvasive Molecular Imaging for the diagnosis of Pulmonary Embolism, Pulmonary Hypertension, and Lung Inflammatory diseases. This new diagnostic methodology is called PulmoBind. PulmoBind uses an intravenously delivered radionucleide tagged molecule which specifically bonds to the inner walls of the circulatory system in the lungs, and by the use of an external Gamma Camera allows an image of the integrity of the blood vessels throughout the lungs to be seen by a diagnostic clinician.

PulmoScience is currently two thirds of the way through Canadian Regulatory Approval for Phase I Human Trials, and while subsequent results from additional tests might not corroborate the current results, PulmoScience believes that PulmoBind has the potential to dominate the market for the diagnosis of Pulmonary Embolism. In particular, this belief is driven by PulmoScience's expectations of the improved safety and efficacy that PulmoBind will offer when compared to the current incumbent nuclear medicine based technology for the diagnosis of Pulmonary Embolism. Because the PulmoBind Molecular Imaging technology uses standard radioisotope tracers and gamma cameras, every hospital in the world that has any sort of nuclear medicine facility will be able to carry out lung Molecular Imaging tests without having to invest in any new facilities. Given this, plus the improved patient safety and diagnostic effectiveness of PulmoBind, as well as its unique ability to noninvasively image conditions such as Pulmonary Hypertension, PulmoScience strongly believes that its PulmoBind Molecular Imaging technology will be an extremely successful product.

PulmoScience is currently owned 51% by Lumen with the remainder of the equity shared between Innovacor (a subsidiary of the Montreal Heart Institute) and Dr. Jocelyn Dupuis (the originator of the PulmoBind Molecular Imaging technology). Lumen has an option to increase its stake in PulmoScience to 61% with the payment of an additional $200,000. Lumen expects to exercise this option before the end of 2OO7. Lumen also has an option to purchase the 39% remaining minority interest in PulmoScience (the "39% Option") for 10,000,000 Canadian Dollars (the "39% Option Price").  If then a public company, Lumen has the option to pay the 39% Option Price in the form of its publicly traded shares having an aggregate market value equal to the 39% Option Exercise Price based on the weighted average price of Lumen's publicly traded shares during the 30-days preceding the exercise of the 39% Option converted into Canadian Dollars at the spot rate as published by the Bank of Nova Scotia on the last trading date immediately preceding the exercise of the 39% Option.

A significant stockholder of the Company, Tendall FZCO ("Tendall"), also owns approximately 57.9% of the common stock of Lumen. This stockholder has advised the Company that it intends to vote all of its shares of the Company and of Lumen in favor of the Merger and to approve the Merger Agreement, a vote sufficient to approve the Merger and the Merger Agreement. The Company and Lumen have made customary representations, warranties and covenants in the Merger Agreement, including a covenant by the Company not to solicit, initiate or encourage the submission of any proposal or offer from any person relating to the acquisition of all or substantially all of the capital stock or assets of the Company or PulmoScience.

The Merger Agreement contains, among other customary closing conditions, that the Company will file a registration statement on Form S−4 to register the shares of its common stock issuable pursuant to the Merger under the Securities Act of 1933.  On October 12, 2007, the Company filed a Form S-4 with the Securities and Exchange Commission and subsequently on November 6, 2007 received comments on the filing from the staff of the SEC to which the Company will respond in the near future.

The acquisition of Lumen will be accounted for as a "reverse acquisition" of the Company by Lumen. Because both the Company and Lumen are under common ownership, the assets and liabilities of Lumen will be recorded at their historical cost bases and the operations of Lumen will be reflected in the financial statements at their historical amounts.

The unaudited condensed consolidated financial statements of Lumen as at September 30, 2007, for the nine months ended September 30, 2007 and for the periods from February 23, 2006 (Inception) to September 30, 2006 and 2007 are as follows:

Balance Sheet

         As of September 30, 2007

Cash and cash Equivalents                           $   923,144

Other current assets                                     34,788

Total Assets                                 $   957,932

Current Liabilities                                     133,088

Liability for Mandatory

 Redeemable common shares                               395,699

Due to shareholder                                    1,177,484

Minority Interests                                            0

Total Liabilities                              1,706,271

Common stock                                                  2

Additional paid in capital                              900,998

Accumulated deficit                                  (1,687,497)

   Stockholders' deficiency                          (748,339)

Total Liabilities and

 Stockholders' Deficiency                     $  957,932

Statement of Operations

                                 For The Period      For The Period

             For The Nine      February 23, 2006   February 23, 2006

             Months Ended      (Inception) to      (Inception) to

         September 30, 2007  September 30, 2006  September 30, 2007

Revenues                              $     -           $     -              $      -

Costs and expenses:

 Research and development               801,609            55,371             1,055,101

 Write-down of a sublicense                -              676,854               676,854

 General and administrative             337,449            85,138               509,693

 Change in redemption amount

  of redeemable shares                      -              31,239                31,239

 Total costs and expenses             1,139,058           848,602             2,272,887

Canadian research and development

 investment tax credit               (81,808)        (35,990)           (293,714)

Minority interest                    (256,146)        (310,905)           (585,906)

Net Loss                             ($ 801,104)        ($497,838)          ($1,393,267)

NOTE C - CAPITAL TRANSACTIONS

On April 2, 2001, the Company reverse split its common stock outstanding on the basis of one for 1,428 shares, while retaining the authorized shares and par value (the "2001 Stock Split"). There was a provision that no stockholder, on a per stock certificate of record basis, owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split. Further, all fractional shares were rounded up to the nearest whole share, with the Company being authorized to issue such shares as are necessary for the rounding of fractions shares.  On October 1, 2006, the Board of Directors approved a reverse common stock split of one common share for every 10 common shares then outstanding through the process of reincorporation as described below (the "Reincorporation Stock Split"). All common shares and per share amounts retroactively reflect the 2001 Stock Split and the Reincorporation Stock Split as the date of the date of Reactivation, March 21, 2001.

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

Change in Ownership

Effective June 30, 2006, the Company's then controlling stockholder, Michael Vardakis ("Vardakis") entered into a Stock Purchase Agreement (the "Agreement") with David Price ("Price"), pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchase from Vardakis, 1,234,500 shares of Common Stock of the Company owned of record and beneficially by Vardakis (the "Purchased Shares"). Under the terms of the Agreement, Price assigned all of his rights and obligations with respect to the Purchased Shares as follows: 1,232,500 shares to Tendall, a Dubai Free Zone corporation owned and controlled by Price; 1,000 shares to Alain U. Vetterli ("Vetterli"); 500 shares to Ian Ilsley ("Ilsley"); and 500 shares to Robert Lawrence Banner ("Banner").

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

In December 2006, the Company commenced a private placement of its common stock to twenty accredited investors. Each could subscribe for 1,000,000 shares of the Company's post-Reincorporation Stock Split common stock for $50,000, $0.05 per share, subject to acceptance by the Company's Board. Nineteen investors remitted the purchase price to the Company by December 31, 2006 and the twentieth in January 2007. The Company accepted all twenty subscriptions in January 2007 and, pursuant to Rule 419 under the Securities Act of 1933, agreed to place in escrow pursuant to the terms of Rule 419 the proceeds of the private placement and the 20,000,000 shares of common stock subscribed for.  Under the terms of the subscription agreement, the investors were entitled to demand a refund of their investment less administrative costs of the Company but in no case less than 90% of their investment. In July 2007 the Company and the investors agreed that the stock subscriptions were to be refunded and these investors were paid $900,000 in the aggregate and their subscriptions were cancelled.  The difference between the original escrowed amount of $1,000,000 and the amount refunded was credited to additional paid-in capital.

NOTE D - RELATED PARTY TRANSACTIONS

A former shareholder had paid expenses on behalf of the Company in the amounts of $2,000 during the year ended December 31, 2002, $11,951 during the year ended 2003, $5,350 during 2004 and $9,289 during 2005.  In conjunction with the June 30, 2006 Stock Purchase Agreement (see Note C), the Selling Stockholder assumed the outstanding related party liability of $28,580 and liabilities of $64,332 to third parties. The assumed liabilities of $93,914 were credited to Additional Paid in Capital as at June 30, 2006.

Tendall made unsecured non interest bearing demand advances of $83,220 during 2006 and $46,596 during the nine months ended September 30, 2007 for the payment of expenses. The entire balance of $129,816 is outstanding as of September 30, 2007.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Statements made in this Interim Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Our Company's plan of operation for the next 12 months is to complete the merger with Lumen, cause Lumen to exercise its option to increase its ownership of PulmoScience from 51% to 61% and concentrate on advancing PulmoScience's PulmoBind technology toward regulatory approval and commercialization.

Until the merger with Lumen is consummated, the Company will not engage in any substantive business activity.  The merger with Lumen cannot be consummated until the Company's registration statement on Form S-4 is declared effective by the Securities and Exchange Commission. We can give no assurance when and if the Securities and Exchange Commission will declare the Company's S-4 effective, although we hope, by addressing the comment of the Commission's staff during November 2007, the Commission will declare the S-4 registration statement effective before the end of 2007.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2006, the Company commenced a private placement of its common stock to twenty accredited investors. Each could subscribe for 1,000,000 shares of the Company's post-Reincorporation Stock Split common stock for $50,000, $0.05 per share, subject to acceptance by the Company's Board. Nineteen investors remitted the purchase price to the Company by December 31, 2006 and the twentieth in January 2007.  The Company accepted all twenty subscriptions in January 2007 and, pursuant to Rule 419 under the Securities Act of 1933, agreed to place in escrow pursuant to the terms of Rule 419 the proceeds of the private placement and the 20,000,000 shares of common stock subscribed for.  As noted in Note C, these investors have demanded the refund of their purchase price of their investment and have received approximately $900,000 or 90% of their investment back pursuant to Rule 419.

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

Date:  November 19, 2007

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

Date:  November 19, 2007

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Acorn Acquisition Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Alain U. Vetterli, the Chief Executive Officer and Chief financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  November 19, 2007

/s/ Alain U. Vetterli

----------------------

Alain U. Vetterli

Chief Executive Officer

and Chief Financial Officer

A signed original of this certification has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.