Form 10QSB/A
period 2007-09-30
ACORN ACQUISITION CORP
filed 2008-01-22
CIK 1286690

UNITED STATES

Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-QSB/A

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (January 22, 2008): 1,372,574.

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

Part I - Financial Information

Item 1.  Financial Statements.

Acorn Acquisition Corp. and Subsidiary

[A Development Stage Company]

Condensed Consolidated Balance Sheet

September 30, 2007

(Unaudited)

ASSETS

Current Assets:

Cash and cash equivalents                               $8,211

TOTAL ASSETS                                             $8,211

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts Payable                                      $54,490

Accounts Payable-Related Party                        129,816

          Total Current Liabilities                $184,306

Stockholders' Deficit:

Common stock                                              137

Additional paid in capital                            969,268

Deficit accumulated prior to developmental stage     (751,491)

Accumulated deficit during development stage      (394,009)

Total Stockholders' Deficit                 (176,095)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $8,211

The accompanying notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

[A Development Stage Company]

Condensed Consolidated Statements of Operations

(Unaudited)

                                      For the Nine Months Ended           Reactivation

                                            September 30,              (March 26, 2001) To,

                                          2007             2006         September 30,2007

Revenues                               $     0           $    0          $       0

General and administrative

   expense                               138,517           87,959            392,710

Operating Loss                          (138,517)         (87,959)         (392,710)

Income taxes                                0                  44              1,298

Net Loss                               $(138,517)        $(88,003)         $(394,008)

Net Loss per Share

  Basic and diluted                     $(0.10)        $(0.06)

Weighted Average Number of Shares

  Outstanding, Basic and Diluted       1,372,574        1,372,574

                                      For the Three Months Ended

                                            September 30,

                                          2007             2006

Revenues                               $     0           $    0

General and administrative

   expense                               77,512            56,840

Operating Loss                          (77,512)          (56,840)

Income taxes                               0                  0

Net Loss                               $(77,512)         $(56,840)

Net Loss per Share

  Basic and diluted                    $(0.06)         $(0.04)

Weighted Average Number of Shares

  Outstanding, Basic and Diluted      1,372,574         1,372,574

The accompany notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

[A Development Stage Company]

Consolidated Statements of Stockholders' Deficit

For the period from Reactivation [March 26, 2001] through September 30, 2007

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Deficit
Balance, March 26, 2001	142,800,000	$14,280	$735,211	$(751,491)	$(2,000)
Reverse split shares: 1 for 1,428, 4/2/01	(142,326,538)	(14,233)	14,233		0
1 for 10, 10/1/06	(425,888)	(43)	43		0
Issued stock for expenses, at $.002 per share	925,000	93	17,907		18,000
Net loss for 2001				(18,100)	(18,100)

Balance, December 31, 2001	972,574	97	767,394	(769,591)	(2,100)
Issued stock for expenses, at $.002 per share	400,000	40	7,960		8,000
Net loss for 2002				(9,205)	(9,205)

Balance, December 31, 2002	1,372,574	137	775,354	(778,796)	(3,305)
Net loss for 2003				(14,695)	(14,695)

Balance, December 31, 2003	1,372,574	137	775,354	(793,491)	(18,000)
Net Loss for 2004				(24,150)	(24,150)

Balance, December 31, 2004	1,372,574	137	775,354	(817,641)	(42,150)
Net Loss for 2005				(20,564)	(20,564)

Balance, December 31, 2005	1,372,574	137	775,354	(838,205)	(62,714)
Assumption of liabilities by stockholder			93,914		93,914
Net Loss for 2006				(168,778)	(168,778)

Balance, December 31, 2006	1,372,574	137	869,268	(1,006,983)	(137,578)
Increase in Additional Paid in Capital due to Stock Subscription payable (Unaudited)			100,000		100,000
Net Loss for the Nine Months Ended September 30, 2007 (Unaudited)				(138,517)	(138,517)

Balance, September 30, 2007 (Unaudited)	1,372,574	$ 137	$969,268	$(1,145,500)	$(176,095)

The accompanying notes are integral parts of these financial statements.

Acorn Acquisition Corp. and Subsidiary

 [A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                                   For the Nine             Reactivation

                                                  Months Ended          (March 26, 2001) To

                                                   September 30,          September 30, 2007

                                                  2007       2006

Cash Flows Provided

  By Operating Activities:

  Net loss                                     $(138,517)   $(88,003)          $(394,009)

  Adjustments to reconcile net

loss to net cash used for

operating activities:

  Stock issued for services rendered                0           0                 26,000

  Increase (decrease) in cash flows

   as a result of changes in asset

   and liabilities account balances:

    Accounts Payable                              13,240     (33,715)             52,490

    Accounts Payable-Related Party                46,596      27,474             129,816

    Income Taxes Payable                            (755)       0                   0

Net Cash Flows Used In Operating Activities      (79,436)    (94,244)           (185,703)

Cash Flows Provided by Financing Activities:

Proceeds from stock subscription                  50,000        0              1,000,000

Stock subscriptions refunded                    (900,000)       0               (900,000)

Cash in escrow                                   937,647        0                   0

Assumption of liabilities by Stockholder            0         93,914              93,914

Cash Flows Provided by Financing Activities       87,647      93,914             193,914

Net Increase (Decrease) in Cash                    8,211        (330)              8,211

Beginning Cash Balance                              0            330                0

Ending Cash Balance                             $  8,211      $  0             $   8,211

Supplemental Disclosures:

  Cash paid for interest                          $ 0          $ 0                   $ 0

  Cash paid for income taxes                     $755          $ 0                $1,055

  Stock issued for services                       $ 0          $ 0               $26,000

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

                               Nine Months Ended        Three Months Ended

                                  September 30,            September 30,

                                2007        2006            2007     2006

   Basic                      $(0.10)    $(0.06)          $(0.06)   $(0.04)

   Diluted                    $(0.10)    $(0.06)          $(0.06)   $(0.04)

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

The unaudited condensed consolidated financial statements of Lumen as at September 30, 2007, for the nine months ended September 30, 2007 and for the periods from February 23, 2006 (Inception) to September 30, 2006 and 2007 are as follows:

Balance Sheet

         As of September 30, 2007

Cash and cash Equivalents                           $   923,144

Other current assets                                     34,788

Total Assets                                 $   957,932

Current Liabilities                                     133,088

Liability for Mandatory

 Redeemable common shares                               395,699

Due to shareholder                                    1,177,484

Minority Interests                                            0

Total Liabilities                              1,706,271

Common stock                                                  2

Additional paid in capital                              900,998

Accumulated deficit                                  (1,649,339)

   Stockholders' deficiency                          (748,339)

Total Liabilities and

 Stockholders' Deficiency                     $  957,932

Statement of Operations

                                 For The Period      For The Period

             For The Nine      February 23, 2006   February 23, 2006

             Months Ended      (Inception) to      (Inception) to

         September 30, 2007  September 30, 2006  September 30, 2007

Revenues                              $     -           $     -              $      -

Costs and expenses:

 Research and development               727,920           419,816             1,311,173

 Write-down of a sublicense                -                   -                168,574

 General and administrative             341,119           752,409             1,017,973

 Change in redemption amount

  of redeemable shares                      -              31,239                31,239

 Total costs and expenses             1,069,039         1,203,464             2,528,959

Canadian research and development

 investment tax credit               (81,808)        (35,990)           (293,714)

Minority interest                    (256,146)        (310,905)           (585,906)

Net Loss                             ($ 731,085)        ($856,569)          ($1,649,339)

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

Effective June 30, 2006, Vardakis entered into an Installment Purchase Agreement (the "Installment Agreement") with Price, pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchase from Vardakis, an additional 60,000 shares of Common Stock of the Company owned of record and beneficially by Vardakis (the "Installment Shares"). Under the terms of the Installment Agreement, Price assigned all of his rights and obligations under the Installment Agreement with respect to the Installment Shares to Jockey Holdings LTD, A British West Indies corporation ("Jockey"). Jockey is an accredited investor. The aggregate purchase price for the Installment Shares was $300,000, or $5.00 per share. The Installment Shares represented approximately 4.4% of the 1,372,574 issued and outstanding shares of Common Stock. The Installment Agreement provides that the purchase price for the Installment Shares will be paid in 12 consecutive monthly installments, without interest, commencing on October 31, 2006, and on the last day of each month thereafter through and including September 30, 2007. If any such date is not a business day, the installment will be due on the following business day. There are a series of conditions to the purchase and sale of the Installment Shares, including: (i) Vardakis putting the Installment Shares and 30,000 additional shares of Common Stock owned of recorded and beneficially by Vardakis into escrow pursuant to an Escrow Agreement (the "Escrow Agreement") among Vardakis, Price, Jockey and Hirshfield Law, as Escrow Agent, to ensure Vardakis' performance under the Installment Agreement; and (ii) Price putting 200,000 of the Purchased Shares into escrow pursuant to the Escrow Agreement to ensure the performance of Price's assignee under the Installment Agreement.

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

         ACORN ACQUISITION CORP.

Date:  January 22, 2008

                                         By:/s/Alain U. Vetterli

                                           -------------------------

Alain U. Vetterli

 Chief Executive Officer and

 Chief Financial Officer

                                                             Exhibit 31

                                  CERTIFICATION

I, Alain U. Vetterli, certify that:

1.	I have reviewed this amended quarterly report on Form 10-QSB of Acorn Acquisition Corp.;
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

Date:  January 22, 2008

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the amended quarterly report of Acorn Acquisition Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Alain U. Vetterli, the Chief Executive Officer and Chief financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  January 22, 2008

/s/ Alain U. Vetterli

----------------------

Alain U. Vetterli

Chief Executive Officer

and Chief Financial Officer

A signed original of this certification has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.