Form 10QSB/A
period 2007-09-30
ACORN ACQUISITION CORP
filed 2008-01-30
CIK 1286690

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (January 30, 2008): 1,372,574.

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

      Consolidated Condensed Statements of Operations for the three and nine months September 30, 2007 and 2006 (Restated) and for the period from

        reactivation (March 26, 2001) through September 30, 2007 (Unaudited)           4

      Consolidated Condensed Statements of Stockholders' Deficit

         For the Period From Reactivation (March 26, 2001) through

         September 30, 2007 (Unaudited)                                                5

       Consolidated Condensed Statements of Cash Flows for the nine months ended

        September 30, 2007 and 2006 and for the period from Reactivation

        (March 26, 2001) through September 30, 2007 (Unaudited)                        6

       Notes to Consolidated Condensed Financial Statements (Unaudited)                7

Item 2.   Management's Discussion and Analysis or Plan of Operation.                  14

Item 3.   Controls and Procedures.                                                    14

PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                                           15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                 15

Item 3.   Defaults upon Senior Securities                                             15

Item 4.   Submission of Matters to a Vote of Security Holders                         15

Item 5.   Other Information                                                           15

Item 6.   Exhibits and Reports on Form 8-K                                            15

                                          Signatures                                  15

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

                                                        (Restated)

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

                                                        (Restated)

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

                                         (Restated)               (Restated)

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

The restated unaudited condensed consolidated financial statements of Lumen as at September 30, 2007, for the nine months ended September 30, 2007 and for the periods from February 23, 2006 (Inception) to September 30, 2006 and 2007 are as follows:

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

Statement of Operations

                                 For The Period      For The Period

             For The Nine      February 23, 2006   February 23, 2006

             Months Ended      (Inception) to      (Inception) to

         September 30, 2007  September 30, 2006  September 30, 2007

             (Restated)            (Restated)         (Restated)

Revenues                              $     -           $     -              $      -

Costs and expenses:

 Research and development               727,920           419,816             1,311,173

 Write-down of a sublicense                -              676,854               676,854

 General and administrative             341,119            75,555               509,693

 Change in redemption amount

  of redeemable shares                      -              31,239                31,239

 Total costs and expenses             1,069,039         1,203,464             2,528,959

Canadian research and development

 investment tax credit               (81,808)        (35,990)           (293,714)

Minority interest                    (256,146)        (310,905)           (585,906)

Net Loss                             ($ 731,085)        ($856,569)          ($1,649,339)

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

NOTE E - RESTATEMENT

ACORN ACQUISITION CORP

The unaudited interim condensed consolidated statements of operations for the nine and three months ended September 30, 2006 have been restated.  The original filing on form 10-QSB erroneously reported the actual unaudited results of operations for the nine and three months ended September 30, 2005 as the unaudited results of operations for the corresponding interim 2006 periods.  A tabular comparison of the originally reported results of operations to the rested actual results of operations for the nine and three months ended September 30, 2006 is as follows:

	For the Nine Months Ended September 30, 2006		For the Three Months Ended September 30, 2006
	As Originally Reported	Restated	As Originally Reported	Restated
Revenues	$ -	$ -	$ -	$ -
General and administrative expense	12,312	87,959	3,691	56,840
Operating Loss	(12,312)	(87,959)	(3,691)	(56,840)
Income taxes	-	44	-	-
Net loss	$(12,312)	$(88,003)	$(3,691)	$(56,840)
Net loss per share - basic and diluted	$(0.01)	$(0.06)	$(0.00)	$(0.04)
Weighted average number of shares outstanding - basic and diluted	1,372,574	1,372,574	1,372,574	1,372,574

The restatement of the unaudited interim statements of operations for the nine and three months ended September 30, 2006 had no other effect on the originally filed quarterly report as filed on Form 10-QSB for the period ended September 30, 2007.  The originally filed Form 10-QSB for

September 30, 2006 included the correct statement of operations for the three and nine months then ended and required no restatement.

LUMEN MEDICAL INC.

The unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2007 and for the periods from February 23, 2006 (Inception) to September 30, 2006 and 2007 have been restated.  The original filing on Form 10-QSB for the period ended September 30, 2006 did not properly include the charge to operations for the value attributed to shares of Lumen's majority owned subsidiary's common stock issued for acquired research and development costs in July 2006.  The originally reported results of operations for the nine months ended September 30, 2007 were adjusted for research costs that belonged in the period ended December 31, 2006.  The restatement to the results of operations for the period from Inception to September 30, 2007 is reflective of both adjustments.

	For the Nine Months Ended September 30, 2007		For the Period From February 23, 2006 (Inception) to September 30, 2006
	As Originally Reported	Restated	As Originally Reported	Restated
Revenues	$ -	$ -	$ -	$ -
Cost and expenses:
Research and development	801,609	727,920	55,371	419,816
Write-down of a sublicense	-	-	676,854	676,854
General and administrative expense	337,449	341,119	85,138	75,555
Change in redemption amount of redeemable shares	-	-	31,239	31,239
	1,139,058	1,069,039	848,602	1,203,464
Operating loss	(1,139,058)	(1,069,039)	(848,602)	(1,203,464)
Canadian research and development investment tax credit	(81,808)	(81,808)	(35,990)	(35,990)
Minority interest	(256,146)	256,146)	(310,905)	(310,905)
Net loss	$(801,104)	$(731,085)	$(497,838)	$(856,569)
Net loss per share - basic and diluted	$(68.95)	$(62.93)	$(50.17)	$(85.66)
Weighted average number of shares outstanding - basic and diluted	11,618	11,618	10,000	10,000

	For the Period From February 23, 2006 (Inception) to September 30, 2007
	As Originally Reported	Restated
Revenues	$ -	$ -
Cost and expenses:
Research and development	1,055,101	1,311,173
Write-down of a sublicense	676,854	676,854
General and administrative expense	509,693	509,693
Change in redemption amount of redeemable shares	31,239	31,239
	2,272,887	2,528,959
Operating loss	(2,272,887)	(2,528,959)
Canadian research and development investment tax credit	(293,714)	(293,714)
Minority interest	(585,906)	(585,906)
Net loss	$(1,393,267)	$(1,649,339)

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

Until the merger with Lumen is consummated, the Company will not engage in any substantive business activity.  The merger with Lumen cannot be consummated until the Company's registration statement on Form S-4 is declared effective by the Securities and Exchange Commission. We can give no assurance when and if the Securities and Exchange Commission will declare the Company's S-4 effective, although we hope, by addressing the comments of the Commission's staff, the Commission will declare the S-4 registration statement effective before the end of February 2008.

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

Date:  January 30, 2008

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

Date:  January 30, 2008

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

Date:  January 30, 2008

/s/ Alain U. Vetterli

----------------------

Alain U. Vetterli

Chief Executive Officer

and Chief Financial Officer

A signed original of this certification has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.