Form 10KSB
period 2007-12-31
PULMO BIOTECH INC.
filed 2008-04-08
CIK 1286690

UNITED STATES

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File No. - 000-50678

PULMO BIOTECH INC.

(Name of Small Business Issuer in its Charter)

Delaware	20-5622985
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1035 Park Avenue, Suite 7B

New York, NY 10028-0912

(Address of Principal Executive Offices)

Issuer's Telephone Number: (646) 827-9362

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: $0.001 par value common stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State Issuer's revenues for its most recent fiscal year: December 31, 2007 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days: March 31, 2008 - $40,088,290. There are approximately 20,044,145 shares of common voting stock of the Issuer held by non-affiliates that have been valued at $2.00 per share.

(Issuers Involved in Bankruptcy Proceedings During the Past Five Years)

Not applicable

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 31, 2008: Common - 52,622,574

March 31, 2008: Preferred - 0

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format Yes [ ] No [X]

PART I

Item 1. Description of Business.

Business Development

       Organization

Pulmo BioTech Inc. ("PLMO," "our Company," "we," "us," "our" and words of similar import) was the name given to the surviving corporation of the merger on February 29, 2008 of Lumen Medical Inc., a non-public Florida corporation ("Lumen"), with and into Acorn Acquisition Corp., a public Delaware corporation ("Acorn").   We were organized pursuant to the laws of the State of Delaware on July 20, 2006, with an authorized capital of $2,500 divided into 250,000,000 shares of common stock, par value $0.0001 per share, by our parent corporation, Syntony Group Inc., a public Utah corporation ("Syntony"), for the sole purpose of enabling Syntony to merge on October 1, 2006 with and into Acorn, thus effecting a reincorporation from Utah to Delaware and changing the symbol of the public company from STOY to ACAQ.  In connection with the merger of Lumen with and into Acorn, our symbol was changed again, from ACAQ to PLMO.    The reincorporation of Syntony from Utah to Delaware reduced the number of authorized shares from 800,000,000 shares of Syntony common stock to 250,000,000 shares of Acorn common stock and reduced the number of issued and outstanding shares from 13,723,462 shares of Syntony common stock to 1,372,574 shares of Acorn common stock.  Pursuant to the merger of Lumen with and into Acorn, an aggregate of 51,250,000 shares of our common stock were issued to the former shareholders of Lumen, thereby increasing the number of issued and outstanding shares from 1,372,574 to 52,622,574 shares of PLMO common stock.

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

Business

Prior to our merger with Lumen, which became effective on February 29, 2008, we were deemed to be a "blank check" or "shell company", as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by the Securities and Exchange Commission (the "Commission").

During 2007, we were not engaged in any substantive business activity and until the consummation of the merger with Lumen, we had no plans to engage in any such activity in the foreseeable future.

Subsequent Events

On February 29, 2008, the merger of Lumen with and into Acorn to form PLMO became effective. Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), a copy of which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on October 5, 2007 and incorporated herein by reference, each of the 16,400 shares of Lumen common stock was converted into 3,125 shares of our common stock, resulting in our issuance of 51,250,000 shares of our common stock to the former shareholders of Lumen.  The 51,250,000 shares of our common stock were registered under the Securities Act of 1933 on our S-4 Registration Statement (Registration No. 333-146685).

On March 5, 2008, Alain U. Vetterli resigned as our President, Treasurer, Secretary, Chief Executive Officer, and Chief Financial Officer and as a Director.  His notice of resignation indicated that he felt his job was done after completing the merger of Lumen with and into Acorn to form Pulmo BioTech Inc.

On March 5, 2008, Garry McCann was appointed to fill the vacancy caused by Mr. Vetterli's resignation as a director of the Company and was elected to fill the vacancies caused by Mr. Vetterli's resignation as President, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company, and Peter B. Hirshfield was elected to fill the vacancy caused by Mr. Vetterli's resignation as Secretary of the Company.

            Information about Lumen and PulmoScience Inc.

Lumen was incorporated on February 23, 2006 as a vehicle to invest in North American businesses. On July 27, 2006, Lumen identified PulmoScience Inc., a Canadian corporation ("PulmoScience") as the subject for investment and during 2006 increased its ownership of PulmoScience from 49% to 51%.  PulmoScience was incorporated on June 20, 2006 at which time Innovacor (a subsidiary of the Montreal Heart Institute) subscribed for 31.85%, Dr. Jocelyn Dupuis (the originator of the PulmoBind Molecular Imaging technology) subscribed for 17.15%, 6566103 Canada Inc. ("Canada, Inc.") subscribed for 49% and 6566138 Canada, Inc. subscribed for 2% of the common shares of PulmoScience. Both Canada, Inc. and 6566138 Canada, Inc. were formed in May 2006.

Canada, Inc. agreed to fund the operations of PulmoScience. As Canada, Inc.'s sole cash source was a nominal cash amount received from its shareholders, Canada, Inc. entered into a funding loan agreement with Lumen in July 2006. Lumen loaned Canada, Inc. the cash it used to purchase its 49% interest in PulmoScience. Additionally, as required under the terms of the loan agreement, Lumen loaned Canada, Inc. all of the funds that Canada, Inc. had agreed to advance to PulmoScience which PulmoScience needed for its research operations. Lumen on July 27, 2006 loaned 6566138 Canada, Inc. the funds for payment of its stock subscription purchase price of its 2% investment in PulmoScience. Lumen through the advances it made to Canada, Inc. and 6566138 Canada, Inc. has been PulmoScience's primary source of cash. Due to the financial dependence of both Canada, Inc. and 6566138 Canada, Inc. on Lumen and PulmoScience's financial dependence on Canada, Inc. and 6566138 Canada, Inc., Lumen effectually became the sole source of funding of PulmoScience.  In December 2006, Lumen acquired 100% of the capital stock of both Canada, Inc. and 6566138 Canada, Inc. Accordingly, the financial results of the operations of these entities have been consolidated into the accompanying Lumen financial statements as if Lumen had owned them from inception.

Innovacor received its 3,185,000 common shares as payment of a sublicense valued at Canadian $780,325, $0.245 per share (U.S. $676,854, $0.021 per share) which was the per share cash subscription price paid by other investors.  The entire cost of the sublicense was expensed to operations as an acquisition and write-down of a sublicense.

Dr. Dupuis was issued 1,715,000 common shares for cash of Canadian $17.15 (U.S. $14.88). The difference between the cash proceeds and the fair value of the shares issued aggregated Canadian $420,158 (U.S. $364,445) was recognized as research and development expense and charged to operations.

Prior to its merger with our Company, Lumen's only assets were its 51% stake in PulmoScience and approximately $420,000 in cash.  As a result of the merger with Lumen, we now own a 51% stake in PulmoScience and have taken over Lumen's cash.

PulmoScience is a development stage biotechnology company that is developing a non-invasive Molecular Imaging for the diagnosis of Pulmonary Embolism, Pulmonary Hypertension, and Lung Inflammatory diseases. This new diagnostic methodology is called PulmoBind.

PulmoBind uses an intravenously delivered radionuclide tagged molecule which specifically bonds to the inner walls of the circulatory system in the lungs, and by the use of an external Gamma Camera allows an image of the integrity of the blood vessels throughout the lungs to be seen by a diagnostic clinician.

PulmoScience is currently two thirds of the way through Regulatory Approval for Phase I Human Trials, and while subsequent results from additional tests might not corroborate the current results, PulmoScience believes that PulmoBind has the potential to dominate the market for the diagnosis of Pulmonary Embolism. In particular, this belief is driven by PulmoScience's expectations of the improved safety and efficacy that will offer when compared to the current incumbent nuclear medicine based technology for the diagnosis of Pulmonary Embolism.

Because the PulmoBind Molecular Imaging technology uses standard radioisotope tracers and gamma cameras, every hospital in the world that has any sort of nuclear medicine facility will be able to carry out lung Molecular Imaging tests without having to invest in any new facilities.

Given this, plus the improved patient safety and diagnostic effectiveness of PulmoBind as well as its unique ability to non-invasively image conditions such as Pulmonary Hypertension, PulmoScience is confident that its PulmoBind Molecular Imaging technology will be an extremely successful product.

The 49% of PulmoScience that we do not own is shared between Innovacor (a subsidiary of the Montreal Heart Institute) and Dr. Jocelyn Dupuis (the originator of the PulmoBind Molecular Imaging technology). As a result of our merger with Lumen, we have an option to increase our stake in PulmoScience to 61% with the payment of an additional $200,000.  We expect to exercise this option before the end of 2008.

Competition

We expect to encounter intense competition from other domestic and foreign companies operating in the healthcare sector.  Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Employees

Mr. McCann, our Chief Executive Officer, Chief Financial Officer, President and Treasured, and Mr. Hirshfield, our Secretary, are our only executive officer. Messrs. McCann and Hirshfield or their successors in office ("Management") are not obligated to contribute any specific number of hours per week and intend to devote only as much time as Management deems necessary to the Company's affairs.  We do not intend to have any full time employees prior to the time necessary to operate our business.

Conflict of Interest

Management is not required to commit their full time to the Company's affairs. As a result, implementing our transition from a shell company to an operating company may require a greater period of time than if Management would devote its full time to the Company's affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities, whether or not similar to ours.  In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  In the event that Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise.

Periodic Reporting and Audited Financial Statements

We have registered our securities under the Exchange Act and have reporting obligations, including the requirement that we file annual and quarterly reports with the Commission. In accordance with the requirements of the Exchange Act, our Annual Reports will contain financial statements audited and reported on by our independent public accountants.

Risk Factors

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report before you decide to invest in our common stock. Each of the following risks may materially and adversely affect our business objective, plan of operation and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you invested in our common stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business plan. In addition to other information included in this Annual Report, the following factors should be considered in evaluating the Company's business and future prospects.

Risks related to Our Business

The Company has a limited operating history and very limited resources.

Since 1987, the Company has had no revenues from operations. Investors will have no basis upon which to evaluate the Company's ability to achieve the Company's business objective, unless and until PulmoScience successfully completes the clinical trials required to obtain regulatory approval to sell and license its PulmoBind and any other product candidates it may develop to generate revenues.

Since the Company selected as its target business, the healthcare sector, it must now compete with some of the largest, best managed and best capitalized corporations in the world.

Before we identified the healthcare sector as our target business in October 2007, when we executed the Merger Agreement with Lumen, there was no basis for investors to evaluate the possible merits or risks of the particular industry in which the Company might ultimately operate or the target business which the Company might ultimately acquire. Now that our target business has been determined, we must decide how we can best create an operating company with strategic advantages in narrow markets.  There can be no assurance that this strategy can be successfully implemented or that it will benefit stockholders or prove to be more favorable to stockholders than had we remained a shell company.

In March 2008, the Company issued 51,250,000 shares of its common stock to the former shareholders of Lumen in connection with the merger, which issuance created substantial dilution to our stockholders.

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $0.0001 per share, and 2,500,000 shares of preferred stock, par value $0.0001 per share. Prior to the issuance of our shares in pursuant to the merger with Lumen, we had 1,372,574 shares of our common stock and no shares of our preferred stock issued and outstanding.  As a result of the merger with Lumen, we issued 51,250,000 shares of our common stock to the former shareholders of Lumen, raising our issued and outstanding shares of common stock to 52,622,574.  Before issuing our shares of common stock in connection with the Lumen merger, our non-affiliated stockholders owned 44,145 shares of our common stock and enjoyed approximately 3.2% of the votes in matters submitted to stockholders.  After giving effect to the merger with Lumen, our non-affiliated stockholder owned 20,044,145 shares of our common stock and enjoyed approximately  38.1% of the votes in matters submitted to stockholders. After giving effect to the merger with Lumen, the pre-Lumen merger non-affiliated stockholders enjoyed approximately 0.0008% of the votes in matters submitted to stockholders.

Dependence on key personnel

We are dependent upon the continued services of our officers and director. To the extent that their services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

Our officers and director may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to the Company's affairs. This could have a negative impact on the Company's ability to implement its decision to become an operating company in the healthcare sector.

Our officers and director are not required to commit their full time to the Company's affairs, which may result in a conflict of interest in allocating their time between the Company's business and other businesses. We do not intend to have any full time employees prior to successful completion of all clinical trials for PulmoScience's PulmoBind product candidate that would require such full time attention.  Our officers and director are engaged in several other business endeavors and are not obligated to contribute any specific number of his hours per week to the Company's affairs. If their other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to the Company's affairs and could have a negative impact on the Company's ability to become an operating company.

Our present plans are to limit the Company's activities to the healthcare sector, which will cause us to be solely dependent on such single business and a limited number of products or services.

We believe that we have situated the Company to become an operating company in a limited segment of the healthcare sector.  Accordingly, the prospects for the Company's success will be:

● solely dependent upon the performance of a single operating business, or

●  dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike many of our prospective competitors.

The Company has limited resources and there is significant competition in the target market we intend to enter.

We expect to encounter intense competition from other entities having a business objective similar to the Company's, including major international healthcare companies that compete in this segment as a part of their business. Many of these entities are well established, have extensive experience, possess greater technical, human and other resources than the Company does and the Company's financial resources are limited when contrasted with those of many of these competitors.

The Company may be unable to obtain the additional financing that will be required to implement its business strategy.

We believe that the proceeds remaining from the cash and tax credit receivable acquired in the Lumen merger should be sufficient to implement our business strategy for the next twelve months. Additionally, our principal stockholder has advised us that it will provide us with all necessary funding we require during the next twelve months should Lumen's acquisition assets be insufficient and that it is confident that it will be able to provide or to convince other investors to provide the necessary funding to implement our business strategy.

Additional financing requirements associated with reporting obligations under the Exchange Act

The Company has no revenues and is dependent upon the willingness of the Company's Management or affiliated parties to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company is not likely to generate any revenues until PulmoScience successfully completes all clinical trials for its PulmoBind product candidate and obtains pre market approval from regulatory authorities in Canada to sell and license PulmoBind.  The Company anticipates that it will have access to sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company can generate positive cash flow from operations.  In the event that the Company's available financial resources from its principal stockholder prove to be insufficient for the purpose of achieving its business objective, the Company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's stockholders. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. The Company does not have any written agreement with Management or its principal stockholder to provide funds for the Company's operating expenses, although our principal stockholder, Tendall FZCO ("Tendall") has advised us that it intends to provide us with all necessary funding we require during the next 12 months.

 .

Tendall owns approximately 58.8% of our outstanding common stock and thus can control any action requiring stockholder vote.

After giving effect to the Lumen merger, Tendall owned 30,920,001 of the 52,622,574  total outstanding shares of our common stock, permitting Tendall to elect all of our directors and to approve any matter submitted to a vote of our stockholders.

Broad discretion of Management

Any person who invests in our common stock will do so dependent on the broad discretion and judgment of Management in connection with the implementation of our business strategy. There can be no assurance that determinations made by Management will permit us to achieve the Company's business objectives.

If the Company is deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate our business objective.

If we are deemed to be an investment company, we would be:

● restricted in the nature of our investments; and

● restricted in the issuance of securities, which may make it difficult for us to consummate our business strategy.

In addition, we may have imposed upon us burdensome requirements, including:

● registration as an investment company;

● adoption of a specific form of corporate structure; and

● reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that Company's activities prior to the merger with Lumen or that our anticipated principal activities after the merger with Lumen will subject it to the Investment Company Act of 1940.

The Company may be deemed to have no "Independent Director", actions taken and expenses incurred by Management on behalf of the Company will generally not be subject to "Independent Review".

Management may receive compensation and reimbursement for out-of-pocket expenses incurred in connection with activities on the Company's behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which presently consists of one director who may seek reimbursement. If our director will not be deemed "independent," he will generally not have the benefit of independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

Risks related to Our Common Stock

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock.

The public market for our common stock has been very volatile. Since January 1, 2005 to March 31, 2007, the market price for our common stock has ranged from $0.10 to $5.00. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on December 31, 2007 was $2.00 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

The Company's shares of common stock are subject to quotation on the Nasdaq Bulletin Board, which limits the liquidity and price of the Company's common stock.

The Company's shares of common stock are subject to quotation on the Nasdaq Bulletin Board. Quotation of the Company's securities on the Nasdaq Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. There is currently only a limited trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our common stock is subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

● that a broker or dealer approve a person's account for transactions in penny stocks; and

● the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

● obtain financial information and investment experience objectives of the person; and

● make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

● sets forth the basis on which the broker or dealer made the suitability determination; and

● that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

State blue sky registration; potential limitations on resale of the Company's common stock

The holders of the Company's shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company's securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

It is our intention during 2008 to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published by Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues or cash resources. The payment of dividends will be contingent upon the Company's future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company's board of directors as then constituted. Management expects to retain any earnings for use in its business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Item 2.      Description of Property.

At December 31, 2007, our Company had no assets, property or business. After giving effect to the Merger with Lumen, our Company's assets consisted of $588,860 in cash and our business consisted of our 51% ownership of PulmoScience.  Our principal executive office address and telephone number are 1035 Park Avenue, Suite 7B New York NY 10028 and (646) 827-9362 and are provided at no cost.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

There has never been any established trading market for shares of our common stock that were accepted for quotations on the OTCBB in September 2004.  No assurance can be given that any market for our common stock will develop or be maintained. For any market that develops for our common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Former members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144.  See the caption "Recent Sales of Unregistered Securities," of this Item, below.  However, Rule 144, as recently amended, prohibits the reliance on Rule 144 for the resale of securities of a company that is a "shell company."  We believe that we ceased to be a shell company on February 29, 2008, the effective date of our merger with Lumen, and that the Registration Statement on Form S-4 (Registration No. 333-146685) provided "Form 10 Information" within the meaning of Rule 144(i)(3).  We also believe that, pursuant to Rule 144(i)(2), our restricted securities may be sold in accordance with Rule 144 commencing on October 12, 2008, the first anniversary of the date the Form 10 Information was initially filed with the Commission.

A minimum holding period of six months is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

The range of high and low closing bid quotations for our common stock during each quarter of the two fiscal years ended December 31, 2007, and for the first quarter of 2008 is shown below.  Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions. All prices have been adjusted to reflect the one for ten exchange ratio in connection with the reincorporation of Syntony in Delaware.

Stock Quotation

Quarter Ended

                                         High                 Low

March 31, 2006                           $3.00               $1.00

June 30, 2006                            $1.90               $1.90

September 30, 2006                       $1.90               $0.20

December 31, 2006                        $5.00               $1.05

March 31, 2007                           $2.00               $2.00

June 30, 2007                            $2.00               $2.00

September 30, 2007                       $2.00               $2.00

December 31, 2007                        $2.00               $2.00

March 31, 2008                           $2.00               $2.00

The future sale of presently outstanding "restricted securities" (common stock) of our Company by present and former members of management and others may have an adverse effect on any market in the shares of common stock of our Company.

Holders

The number of record holders of our common stock as of March 31 , 2008 was approximately 3,542.

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

Recent Sales of "Restricted Securities"

The sale of our unregistered securities during the calendar year ended December 31, 2006 is as shown below.

Name	Date Acquired	Number of Shares[1]	Aggregate $ Consideration
Tendall FZCO[2]	June 2006	1,231,501	598,628
Alain Vetterli[2,3]	June 2006	1,000	686
Ian Ilsley[2,3]	June 2006	500	243
Jockey Holdings LTD.[2]	June 2006	60,000	300,000

1 Adjusted for the one for ten exchange ratio in connection with the reincorporation of Syntony in Delaware.

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

3 During 2007, Messrs. Vetterli and Ilsley were directors of our Company and Mr. Vetterli was our Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. Vetterli resigned as a director, and from all officer positions on March 5, 2008

In December 2006, our Company commenced a private placement of its common stock to twenty accredited investors. Each could subscribe for 1,000,000 shares of our Company's post-Reincorporation Stock Split common stock for $50,000, $0.05 per share, subject to acceptance by our Company's Board. Nineteen investors remitted the purchase price to our Company by December 31, 2006 and the twentieth in January 2007. Our Company accepted all twenty subscriptions in January 2007 and, pursuant to Rule 419 under the Securities Act of 1933, agreed to place in escrow pursuant to the terms of Rule 419 the proceeds of the private placement and the 20,000,000 shares of common stock subscribed for. The $950,000 received in December 2006 was classified as a liability on our Company's balance sheet as at December 31, 2006 under the caption Stock Subscription Payable. Pursuant to Rule 419, these investors could demand the refund of their investment and a minimum of 90% of the proceeds from the sale would be refunded. In July 2007, the twenty investors and our Company agreed to rescind their subscriptions for an aggregate of 20,000,000 shares of our Company's common stock and an aggregate of $900,000 was returned to these investors by our Company. The offering of the 20,000,000 shares of our common stock was exempt from the registration requirement of the Securities Act of 1933 under Section 4(2) thereof.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Purchases of Company Equity Securities

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2007.

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

Plan of Operation

Statements made in this joint information statement/prospectus which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond Acorn's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which Acorn conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting Acorn's operations, products, services and prices. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Acorn does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Acorn's plan of operation for the next 12 months is to exercise our option to increase our ownership of PulmoScience from 51% to 61% and concentrate on advancing PulmoScience's PulmoBind technology toward regulatory approval and commercialization.

Acorn will be required to raise additional funds in the next 12 months in order to continue in existence. Since the Change in Ownership referred in Note B to the Notes to Consolidated Financial Statements included in this Annual Report, the funds required have been provided by our principal stockholder, Tendall FZCO. While Tendall is not obligated to continue providing funding to our Company, it has advised Acorn that it will continue to do so during the next 12 months until Acorn is able to raise debt or equity funds from financial institutions of accredited investors.

Acorn does not have any off-balance sheet arrangements and does not expect to have any during the next 12 months.

Results of Operations

Our Company has generated no profit since inception.  We generated a net loss of ($221,217), for the year ended December 31, 2007, and ($168,778) for the year ended December 31, 2006.  Cumulative losses total ($476,709) since our quasi-reorganization when we recommenced our development stage.  Primarily all of these losses are the result of attorney's fees and accounting fees.

Liquidity

During calendar 2007 and 2006, expenses were paid by a principal stockholder in the amounts of $68,584 and $54,460, respectively; and during years prior to 2006, additional expenses paid by a principal stockholder totaled $28,760.  This aggregate amount of $151,804 outstanding as of December 31, 2007, is unsecured, non-interest bearing and is due on demand.

During calendar year 2007, expenses were paid by an affiliated company in the amount of $93,539. This aggregate amount of $93,539 outstanding as of December 31, 2007, is unsecured, non-interest bearing and is due on demand.

Item 7.  Financial Statements.

Pulmo BioTech Inc. and Subsidiary

(Formerly Acorn Acquisition Corp. and Subsidiary)

[A Development Stage Company]

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

[WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

Pulmo BioTech Inc. and Subsidiary

(Formerly Acorn Acquisition Corp. and Subsidiary)

[A Development Stage Company]

Table of Contents

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, and for the period from Reactivation [March 26, 2001] through December 31, 2007

Consolidated Statements of Stockholders' Equity/ (Deficit) for the period from Reactivation [March 26, 2001] through December 31, 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period from Reactivation [March 26, 2001] through December 31, 2007

Notes to Consolidated Financial Statements

1375 Broadway - 15th Floor New York, New York 10018 212.944.4433 212.944.5404 (fax) cpa@rem-co.com	90 Merrick Avenue East Meadow, New York 11554 516.228.9000 516.228.9122 (fax)	330 Fifth Avenue - Suite 1300 New York, New York 10001 212.686.2224 212.481.3274 (fax)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pulmo BioTech Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Pulmo BioTech Inc. and Subsidiary (formerly Acorn Acquisition Corp. and Subsidiary) (a development stage company) (the "Company"), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended, and for the period from Reactivation (March 26, 2001) through December 31, 2007. The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, and for the period from Reactivation (March 26, 2001) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP

New York, New York

April 4, 2008

Pulmo BioTech Inc. and Subsidiary

(Formerly Acorn Acquisition Corp. and Subsidiary)

[A Development Stage Company]

Consolidated Balance Sheets

	December 31,
Assets	2007	2006

Current Assets
Cash and cash equivalents	$ 8,159	$ -
Cash in escrow	-	937,647

Total Assets	$ 8,159	$ 937,647

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities

Stock Subscription Payable	$ -	$ 950,000
Accounts Payable	21,611	41,250
Loans Payable - Related Party	151,804	83,220
Due to Affiliate	93,539	-
Franchise Taxes Payable	-	755
Total Current Liabilities	266,954	1,075,225

Stockholders' Equity (Deficit)
Preferred stock - 2,500,000 shares authorized and unissued par value $0.0001	-	-
Common stock - 250,000,000 shares authorized par value $.0001; 1,372,574 shares issued and outstanding	137	137
Additional paid-in capital	969,268	869,268
Deficit accumulated prior to development stage	(751,491)	(751,491)
Deficit accumulated during development stage	(476,709)	(255,492)
Total Stockholders' Equity (Deficit)	(258,795)	(137,578)

Total Liabilities and Stockholders' Equity (Deficit)	$ 8,159	$ 937,647

See accompanying notes to consolidated  financial statements

Pulmo BioTech Inc. and Subsidiary

(Formerly Acorn Acquisition Corp. and Subsidiary)

[A Development Stage Company]

Consolidated Statements of Operations

	For The Years Ended December 31		For the Period From Reactivation [March 26, 2001] through December 31, 2007
	2007	2006

Revenues	$ -	$ -	$ -

General and Administrative Expenses	221,217	167,979	475,409

Loss Before Income Taxes	(221,217)	(167,979)	(475,409)
Provision for Income Taxes	-	799	1,300
Net Loss	$(221,217) ========	$ (168,778) ========	$(476,709) ========
Net loss per share - basic and diluted	$ (0.16) ========	$ (0.12) ========

Weighted average number of common shares outstanding- basic and diluted	1,372,574 =======	1,372,574 =======

See accompanying notes to consolidated  financial statements

Pulmo BioTech Inc. and Subsidiary

(Formerly Acorn Acquisition Corp. and Subsidiary)

[A Development Stage Company]

Consolidated Statements of Stockholders' Equity/(Deficit)

For the period from Reactivation [March 26, 2001] through December 31, 2007

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Deficit Accumulated Prior to and During Development Stage	Total Stockholders' Equity/(Deficit) Balance

March 26, 2001	142,800,000	$14,280	$735,211	$(751,491)	$(2,000)
Reverse split shares:
April 2, 2001, 1 for 1,428 shares	(142,326,538)	(14,233)	14,233		-
October 1, 2006, 1 for 10 shares	(425,888)	(43)	43		-
Issued stock for expenses at $0.02 per share	925,000	933	17,907		18,000
Net loss for 2001				(18,100)	(18,100)
Balance, December 31, 2001	972,574	97	767,394	(769,591)	(2,100)
Issued stock for expenses at $.02 per share	400,000	40	7,960		8,000
Net loss for 2002				(9,205)	(9,205)
Balance, December 31, 2002	1,372,574	137	775,354	(778,796)	(3,305)
Net loss for 2003				(14,695)	(14,695)
Balance, December 31, 2003	1,372,574	137	775,354	(793,491)	(18,000)
Net loss for 2004				(24,150)	(24,150)
Balance, December 31, 2004	1,372,574	137	775,354	(817,641)	(42,150)
Net loss for 2005				(20,564)	(20,564)
Balance, December 31, 2005	1,372,574	137	775,354	(838,205)	(62,714)
Assumption of liabilities by stockholder			93,914		93,914
Net loss for 2006				(168,778)	(168,778)
Balance, December 31, 2006	1,372,574	137	869,268	(1,006,983)	(137,578)
Increase in additional paid-in capital due to stock subscription payable			100,000		100,000
Net loss for 2007				(221,217)	(221,217)
Balance, December 31, 2007	1,372,574	$ 137	$969,268	$(1,228,200)	$(258,795)

See accompanying notes to consolidated  financial statements

Pulmo BioTech Inc. and Subsidiary

(Formerly Acorn Acquisition Corp. and Subsidiary)

[A Development Stage Company]

Consolidated Statements of Cash Flows

	For the Year Ended December 31,		For The Period From Reactivation (March 26, 2001) through
	2007	2006	December 31, 2007
Cash Flows From Operating Activities

Net loss	$ (221,217)	$ (168,778)	$ (476,709)

Adjustments to reconcile net loss to net
cash used by operating activities:
Shares issued for services rendered	-	-	26,000
Increase (Decrease) in cash flows
as a result of changes in asset
and liabilities account balances:
Accounts Payable	(19,639)	6,986	19,611
Income Taxes Payable	(755)	555	-
Net Cash From Operating Activities	(241,611)	(161,237)	(431,098)

Cash Flows from Financing Activities
Proceeds from stock subscriptions	50,000	950,000	1,000,000
Stock subscription refunded	(900,000)	-	(900,000)
Due to affiliate	93,539	-	93,539
Loans payable - related party	68,584	54,460	151,804
Assumption of liabilities by stockholder	-	93,914	93,914
Net Cash From Financing Activities	(687,877)	1,098,554	439,257

Net Increase (Decrease)in Cash	(929,488)	937,317	8,159
Beginning Cash Balance	937,647	330	-
Ending Cash Balance	$ 8,159	$ 937,647	$ 8,159

Supplemental Disclosures
Interest	$ -	$ -	$ -
Income taxes paid	$ 755	$ -	$ 1055

See accompanying notes to consolidated  financial statements

Pulmo BioTech Inc. and Subsidiary

(Formerly Acorn Acquisition Corp. and Subsidiary)

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2007

NOTE A  -  Summary of Significant Accounting Policies

Company Background

Acorn Acquisition Corp. (the "Company") was incorporated under the laws of the state of Delaware on July 20, 2006 by its then parent, Syntony Group, Inc. As a result of a merger of Lumen Medical, Inc. into the Company on February 29, 2008, the Company changed its name to Pulmo BioTech Inc. The Company was formed to enable Syntony Group, Inc. to merge into the Company, thus effecting a reincorporation in Delaware. The merger was effective on October 1, 2006, and provided for each ten shares of Syntony Group, Inc. to become one share of the Company.  The accompanying financial statements retroactively reflect all stock splits as at the beginning of the periods presented.

Syntony Group, Inc. was incorporated under the laws of the State of Utah on December 12, 1980 as Puma Energy, Inc.  In 1981, the Company's focus was the development of oil and gas wells.  However, by 1987, the Company had depleted all assets and became inactive.  On June 8, 1989, the Company changed its name to Syntony Group, Inc.  The Company then changed its purpose to developing and marketing a proprietary cosmetic.  However, failing to obtain approval from the United States Food and Drug Administration, the Company abandoned these planned operations and became dormant.  In March 2001, the Company reactivated and amended its bylaws to reflect that the provisions of the Utah Control Share Acquisition Act should not apply to the Company.

The Company is in the development stage and is developing its planned principal operations. Financing for the Company's limited activities to date has been provided primarily by the issuance of stock and by advances from a stockholder and from an affiliate (see NOTE E).  Management continues to develop its planned principal operations and is seeking to complete a merger (see NOTE F).

In July 2005, the Company incorporated its wholly owned subsidiary, Syntony Acquisition Corp. (the "Subsidiary"), under the laws of the State of Nevada. The Subsidiary issued 1,000 shares at a par value of $1.00. The Subsidiary was formed for the sole purpose of merging with another company. The consolidated financial statements of the Company and the Subsidiary have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

Principles of Consolidation

The accompanying consolidated financial statements as at December 31, 2007 and 2006 and for the years then ended includes the accounts of the Company and the Subsidiary. All significant intercompany balances and transactions are eliminated. The accompanying financial statements for the period from reactivation (March 26, 2001) through December 31, 2007 include the accounts of the Company and the accounts of the Subsidiary from its incorporation in July 2005 to December 31, 2007.

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity date of three months or less to be cash equivalents. At December 31, 2007, all of the Company's cash was on deposit with a commercial bank in Dubai, United Arab Emirates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.  There are no depreciable assets as of December 31, 2007.

NOTE A  -  Summary of Significant Accounting Policies (Continued)

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

In June 2006, The FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 in 2007 did not have a significant effect on the consolidated financial statements.

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding retroactively reflecting all stock splits. As of and for the years ended, December 31, 2007 and 2006, there were no potentially dilutive shares.

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

NOTE B  -  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair vale and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this Statement  relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have an effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items by which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of

NOTE B  -  Recent Accounting Pronouncements (Continued)

the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company does not expect the adoption of SFAS No. 159 to have an effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontroling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the noncontroling interest be dearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontroling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontroling owners.  The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning alter December 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations - Revised," that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have an effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133". SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE C - Common Stock

On April 2, 2001, the Company reverse split its common stock outstanding on the basis of 1 for 1,428 shares, while retaining the authorized shares and par value. There was a provision that no stockholder, on a per stock certificate of record basis, owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split. Further, all fractional shares were rounded up to the nearest whole share, with the Company being authorized to issue such shares as are necessary for the rounding of fractions shares. On October 1, 2006, the Board of Directors approved a reverse common stock split of 1 common share for every 10 common shares then outstanding through the process of reincorporation as described below. All common shares and per share amounts retroactively reflect the reverse stock splits as the date of Reactivation, March 26, 2001.

NOTE C  -  Common Stock (Continued)

In April 2001, the Company authorized and issued 925,000 post-split shares of common stock at $.02 per share to an officer for costs and expenses advanced on behalf of the Company.

In September 2002, the Company issued 400,000 post-split shares of common stock to an individual at $.02 per share for services rendered to the Company.

On October 1, 2006, Syntony Group, Inc. was merged into Acorn Acquisition Corp. The reincorporation reduced the number of authorized shares of Syntony Group, Inc. from 800,000,000 shares of Common Stock of Syntony Group, Inc. to 250,000,000 shares of Common Stock of Acorn Acquisition Corp. and reduced the number of issued shares of Common Stock from 13,723,462 to 1,372,574 shares of Common Stock of Acorn Acquisition Corp.  All fractional shares were rounded up to the nearest whole share.

By written consent dated July 20, 2006, the shareholders of the Company's common stock, par value $.0001 per share, approved the reincorporation of the company from the State of Utah to the State of Delaware. The reincorporation was effected pursuant to an Agreement and Plan of Merger, dated as of July 20, 2006 by and between the Company and Acorn Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company.  On July 20, 2006, the Boards of Directors of the Company and Acorn Acquisition Corp. unanimously approved the Merger Agreement, and subsequently the Company, a sole stockholder of Acorn Acquisition Corp., and the holders of more than 90% of the shares of Common Stock outstanding on the Record Date (July 20, 2006) adopted the Merger Agreement by signing the Written Consent of Shareholders. Under the terms of the Merger Agreement, the presently issued and outstanding shares of common stock of Syntony Group Inc., par value $0.0001 per share were converted on a one-for-ten basis into shares of Common Stock, par value $0.0001 of Acorn Acquisition Corp. The Merger of Syntony Group Inc. into Acorn Acquisition Corp. was effective October 1, 2006.

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

Effective June 30, 2006, Vardakis entered into an Installment Purchase Agreement (the "Installment Agreement") with Price, pursuant to which, among other things, Vardakis agreed to sell to Price and Price agreed to purchase from Vardakis, an additional 60,000 shares of Common Stock of the Company owned of  record and beneficially by Vardakis ( the "Installment Shares"). Under the terms of  the Installment Agreement, Price assigned all of his rights and obligations under the Installment Agreement with respect to the Installment Shares to Jockey Holdings LTD, a British West Indies corporation ("Jockey").  Jockey is an accredited investor. The aggregate purchase price for the Installment Shares is $ 300,000, or $5.00 per share.

The Installment Shares represent approximately 4.4% of the 1,372,574 issued and outstanding share of Common Stock. The Installment Agreement provides that the purchase price for the Installment Shares will be paid in 12 consecutive monthly installments, without interest, commencing on October 31, 2006 and on the last day of each month thereafter through and including September 30, 2007. If any such day is not a Business day, the installment will be due on the following business day. There are a series of conditions to the purchase and sale of the Installment Shares, including: (i) Vardakis putting the Installment Shares and 30,000 additional shares of Common Stock owned of record

NOTE C  -  Common Stock (Continued)

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

Another condition of the agreement was that Vardakis was to assume all liabilities of the Company as at June 30, 2006. The purchase price for the shares was placed in escrow and all liabilities of the Company as at June 30, 2006 were paid by an escrow agent on behalf of Vardakis. The liabilities paid by the escrow agent were comprised of legal and accounting fees and stock transfer agent fees that aggregated $65,334. Additionally, the escrow agent paid Vardakis $28,580 for non interest bearing advances made by Vardakis to the Company.

In December 2006, the Company commenced a private placement of its common stock to twenty accredited investors.  Each could subscribe for 1,000,000 shares of the Company's common stock for $50,000, $0.05 per share, subject to acceptance by the Company's Board. Nineteen investors remitted the purchase price to the Company by December 31, 2006 and the twentieth in January 2007.  The Company accepted all twenty subscriptions in January 2007 and, pursuant to Rule 419 under the Securities Act of 1933, agreed to place in escrow pursuant to the terms of Rule 419 the proceeds of the private placement and the 20,000,000 shares of common stock subscribed for.  The $950,000 received in December 2006 has been classified as a liability in the accompanying financial statements under the caption Stock Subscriptions Payable. Each of the twenty investors had a right to choose to have their purchase price refunded less up to 10% of the proceeds which the Company may use for payment of its costs and expenses.  In July 2007, the Company and the investors agreed that the stock subscriptions were to be refunded and these investors were paid $900,000 in the aggregate and their subscriptions were cancelled. The difference between the original escrowed amount of $1,000,000 and the amount refunded was credited to additional paid-in capital.

NOTE D  - Accounting for Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's financial position, results of operations, or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007, and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress. All of the Company's tax years from 2003 are subject to federal and state tax examination.

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between book and tax bases of assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carryforwards, level of expected taxable income, and available tax planning strategies.

Since the change in ownership on June 2006 was over 50%, the change triggered a limitation on the utilization of the net operating loss carryforwards at the time of the change of ownership. The amount of operating loss carryforwards at the date of the change in ownership was approximately $118,000. Under the formulae contained in Internal Revenue Code Section 382, the amount of net operating loss deductible by the Company in any one year is approximately $40,000. The total net operating loss available to be carried forward at December 31, 2007 and 2006 is $221,217 and $168,778, respectively. The carryforwards expire through 2027.

Management has determined that it is not more likely than not that the net operating loss will be utilized in the future, and, accordingly, the deferred tax asset at December 31, 2007 and 2006 of $85,600 and $99,800 has been fully reserved as of December 31, 2007 and December 31, 2006, respectively. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

NOTE D  -  Accounting for Income Taxes (Continued)

	For the Years Ended December 31,				For The Period From Reactivation (March 26, 2001) through
	2007		2006		December 31, 2007
(Loss) before income taxes	($221,217)		($167,979)		($475,409)

Computed tax benefit at
expected statutory rate:
Federal	($75,200)	(34.0%)	($57,100)	(34.0%)	($162,100)	(34.0%)
Statutory exemption	-	-	-	-	-	-
State, net of federal tax benefit	(10,400)	(4.7%)	(7,700)	(4.7%)	(27,600)	(5.8%)
Net Operating Loss
Valuation allowance	85,600	38.7%	65,600	39.2%	188,400	39.5%
Total tax provision	$ -	-	$ 800	0.5%	$ 1,300	0.3%

NOTE  E  -  Stockholder Loan/Related Party Transactions

A former stockholder had paid expenses on behalf of the Company in the amount of $2,000 during the year ended December 31, 2002, $11,951 during the year ended 2003, $5,350 during 2004, and $9,279 during 2005. In connection with the June 30, 2006 Stock Purchase Agreement (see Note B), the Selling Stockholder assumed the outstanding related party liability of $28,580 and liabilities of $65,334 to third parties.  The assumed liabilities of $93,914 were credited to Additional Paid-in Capital in 2006.

Tendall made unsecured non interest bearing demand advances of $ 68,584 during 2007 and $54,640 during 2006 for the payment of expenses. The balance outstanding as of December 31, 2007 is $151,804.

An affiliate made unsecured non interest bearing demand advances of $93,539 during 2007 for the payment of expenses. The entire balance of $93,539 is outstanding as of December 31, 2007.

NOTE F - Acquisition of Lumen Medical, Inc.

On October 1, 2007, the Company entered into an Agreement and Plan of Merger with Lumen Medical, Inc. ("Lumen"). The Merger Agreement provides for a business combination whereby Lumen will be merged with and into the Company in accordance with the terms of the Merger Agreement, with the Company continuing as the surviving corporation (the "Merger"). Pursuant to the Merger, the stockholders of Lumen will receive in exchange for all of the outstanding shares of Lumen an aggregate of 51,250,000 shares of common stock, $0.0001 par value per share, of the Company.

Lumen was incorporated on February 23, 2006 as a vehicle to invest in North American businesses. On July 27, 2006, Lumen identified PulmoScience, Inc. ("PulmoScience") as the subject for investment and during 2006 increased its ownership of PulmoScience to 51%. At December 31, 2007, Lumen's only assets were its 51% stake in PulmoScience, cash of approximately $581,000 and approximately $416,000 in other current assets. PulmoScience is a development stage biotechnology company that is developing a noninvasive Molecular Imaging for the diagnosis of Pulmonary Embolism, Pulmonary Hypertension, and Lung Inflammatory diseases. This new diagnostic methodology is called PulmoBind. PulmoBind uses an intravenously delivered radionuclide tagged molecule which specifically bonds to the inner walls of the circulatory system in the lungs, and by the use of an external Gamma Camera allows an image of the integrity of the blood vessels throughout the lungs to be seen by a diagnostic clinician.

NOTE F  -  Acquisition of Lumen Medical, Inc (Continued)

PulmoScience is currently owned 51% by Lumen with the remainder of the equity shared between Innovacor (a subsidiary of the Montreal Heart Institute) and Dr. Jocelyn Dupuis (the originator of the PulmoBind Molecular Imaging technology). Lumen has an option to increase its stake in PulmoScience to 61% with the payment of an additional $200,000. Lumen expects to exercise this option in 2008. Lumen also has an option to purchase the 39% remaining minority interest in PulmoScience (the "39% Option") for 10,000,000 Canadian Dollars (the "39% Option Price").  If then a public company, Lumen has the option to pay the 39% Option Price in the form of its publicly traded shares having an aggregate market value equal to the 39% Option Exercise Price based on the weighted average price of Lumen's publicly traded shares during the 30-days preceding the exercise of the 39% Option converted into Canadian Dollars at the spot rate as published by the Bank of Nova Scotia on the last trading date immediately preceding the exercise of the 39% Option.

A significant stockholder of the Company, Tendall, also owns approximately 57.9% of the common stock of Lumen.

The Merger Agreement contains, among other customary closing conditions, that the Company will file a registration statement on Form S−4 to register the shares of its common stock issuable pursuant to the Merger under the Securities Act of 1933.  On October 12, 2007, the Company filed a Form S-4 with the Securities and Exchange Commission. On February 29, 2008, the Merger became effective.

The acquisition of Lumen will be accounted for as a "reverse acquisition" of the Company by Lumen. Because both the Company and Lumen are under common ownership, the assets and liabilities of Lumen will be recorded at their historical cost bases and the operations of Lumen will be reflected in the financial statements at their historical amounts. Each outstanding share of Lumen now represents the right to receive 3,125 shares of common stock of the Company. The Company has changed its trading symbol from ACAQ to PLMO which it believes is more closely associated with its new name.

The unaudited condensed consolidated financial statements of Lumen and its subsidiary Pulmoscience, Inc., as at December 31, 2007, for the year ended December 31, 2007, the period from February 23, 2006 (Inception) to December 31, 2006, and for the period from February 23, 2006 (Inception) to December 31, 2007 are as follows:

Balance Sheet

                                                                                                                                                           December 31, 2007

Cash and cash equivalents                                                                                                                  $   580,702

Other current assets                                                                                                                                   416,534

Total Assets                                                                                                                                           $   997,236

                                                                                                                                                                  ========

Accounts payable and accrued expenses                                                                                         $   105,055

Liability for mandatory redeemable common shares                                                                             465,040

Due to shareholder                                                                                                                                  1,177,484

Total Liabilities                                                                                                                                         1,747,579

Common stock                                                                                                                                                        2

Additional paid-in capital                                                                                                                          900,998

Accumulated deficit                                                                                                                               (1,588,348)

Accumulated translation adjustment                                                                                                  (62,995)

Stockholders' deficiency                                                                                                                       (750,343)

Total Liabilities and Stockholders' Deficiency                                                                                   $  997,236

                                                                                                                                                                  ========

NOTE F  -  Acquisition of Lumen Medical, Inc (Continued)

Statement of Operations

                                                                                                                                             For The Period                For The Period

                                                                                                            Year Ended             February 23, 2006            February 23, 2006

                                                                                                            December 31                (Inception) to                  (Inception) to

                                                                                                                2007                     December 31,2006           December 31,2007

Revenues                                                                                             $             -                        $             -                        $                -

Costs and expenses:

  Research and development                                                                   539,124                           648,478                             1,187,602

  Write-down of a sublicense                                                                             -                            676,854                                676,854

  General and administrative                                                                   436,684                           179,426                                616,110

  Change in redemption value of redeemable shares                                          -                              31,909                                  31,909

  Total costs and expenses                                                                      975,808                        1,536,667                             2,512,475

Canadian research and development

  investment tax credit                                                                         (90,964)                       (218,791)                         (309,755)

Loss of investment tax credits from prior year                                        41,670                                       -                                  41,670

Minority interest                                                                                (175,556)                       (480,486)                         (656,042)

Net Loss                                                                                             ($ 750,958)                      ($837,390)                        ( $1,588,348)

                                                                                                            ========                      ========                       =========

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In July 2006, there was a change in our auditors.  The change was effective as a result of the acquisition of the majority stock from the former owner. There were no disputes nor disagreements with the former auditors.

Item 8A.  Controls and Procedures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Treasurer, of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

However, because of the merger of Lumen into our Company effective February 29, 2008, we did not have the opportunity to evaluate the effectiveness of Lumen's disclosure controls and procedures until after the merger became effective.  In connection with the audit of Lumen's financial statements, we discovered a significant reporting deficiency in Lumen's financial statements which necessitated our filing for an extension of time in which to file this Annual Report.  During the extension period, we corrected the reporting deficiency so that, as of the date of this Annual Report, our President and Chief Financial Officer concluded that our disclosure controls and procedures have been corrected to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified by the rules and regulations of the Securities and Exchange Commission.

Item 8B.  Other Information.

None; not applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending December 31, 2007, and 2006, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name	Positions Held	Date of Election	Date of Resignation

Michael Vardakis	President, Treasurer & Director	March 2003	June 2006
Matthew C. Lords	Vice President, Secretary & Director	March 2003	June 2006
Alain U. Vetterli	President, Treasurer, Secretary, CEO, CFO and Director	June 2006	March 2008
Ian Ilsley	Director	June 2006	N/A
Robert L. Banner	Director	June 2006	January 2007
Garry McCann	President, Treasurer, CEO, CFO and Director	March 2008	N/A
Peter B Hirshfield	Secretary	March 2008	N/A

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

Business Experience.

Michael Vardakis, age 41, served as President and Treasurer of the Company between March 2003 and June 2006.  Mr. Vardakis served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his resignation from all of these positions in February, 2004.  Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a non-reporting publicly-held company, since March 6, 2003.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in- law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc., Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother.  Since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others.  Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi.  He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984. Mr. Vardakis resigned from the Company in June, 2006.

Matthew C. Lords, age 39, has served as a Vice President, Secretary and director between March 2003 and June 2006.  Mr. Lords has also served as director of Asyst Corporation, from August 28, 2001, until his resignation in February 2004.  He has been manager of Mike's Pawn in Salt Lake City, Utah, for the last 10 years, where he is responsible for all employees, purchases, sales and loans.  He graduated in 1991 from the University of Utah with a Bachelor of Arts in Political Science. He resigned from the Company in June, 2006.

Alain U. Vetterli, age 44, has served as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director since June, 2006. Since 2005, Mr. Vetterli has been the Chairman and Chief Executive Officer of A&M Corp. FZCO (Dubai), a business consulting company. Between 2000 and 2005, Mr. Vetterli was the Director General for Switzerland for PROSEGUR S.A., a global acting security company.  Mr. Vetterli received a BA in business and administration in 1981 from Swiss Business School and an MA in English from the University of Miami.

Ian Ilsley, age 58, has served as Director since June, 2006. Since 1984, Mr. Ilsley has been the Managing Director of Bureau d'administration de Services et d'Etudes (Monaco), a small but long-established Monegasque financial services and management consulting business that offers trust, offshore management and tax planning and related activities. Since 1998, Mr. Ilsley has also been the Managing Director of Garnham & Co. Limited (Bermuda), a corporate consultancy/corporate finance business operating under the Garnham and Fulton Partners names. Mr. Ilsley holds a degree in accountancy and business studies from Thames Valley University and is qualified as a Chartered Certified Accountant.

Robert Lawrence Banner, age 64, served as Director between June 2006 and January 2007. Mr. Banner is currently retired. Between 2001 and 2005, Mr. Banner was the Chairman of Morgan Brookes plc, a voice and data network integrator, and between 2001 and 2004, he was the Executive Chairman of Atex Media Command, a developer and deployer of mission-critical advertising, editorial, circulation and business intelligence solutions. Mr. Banner attended courses at Manchester University and the Paris Chamber of Commerce Management School and is qualified as a Chartered Certified Accountant.

Garry McCann, age 48, has since 2004 been the Managing Director of MC&C td, a business consulting company. Between 1997 and 2004, Mr. McCann was the Managing Director of NE Technology Ltd, a global leader in the design and manufacture of radiation detection equipment. Mr. McCann has an MBA from Warwick University Business School and a BSc in Physics from the University of Surrey.

Peter B. Hirshfield, age 61, with over 35 years of experience as outside general counsel specializing in corporate, business and securities law, in September 2004 founded Hirshfield Law, a New York City law firm that represents emerging companies and entrepreneurs in all stages of their business life, from formation and routine business matters, through regulatory compliance, capital raising, restructuring, joint ventures, and merger and acquisition transactions. Mr. Hirshfield received his BA majoring in history from Brandeis University, Waltham MA, and his JD degree from New York University Law School, where he was Article & Book Review Editor of the NYU Law Review and a John Norton Pomeroy Scholar. Mr. Hirshfield was admitted to the California Bar, where he is currently on inactive status, and is active member of the New York Bar.

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

Audit Committee.

We have no audit committee because our boar of directors has only three positions, one of which is vacant.  We do not believe the lack of an audit committee will have any adverse effect on our financial statements because our board acts as an audit committee.  We will assess whether an audit committee may be necessary in the future.

Compensation Committee.

For the same reason that we do not have an audit committee, we have not established a compensation committee.

Nominating and Corporate Governance Committee.

For the same reason that we do not have an audit committee or a compensation committee, we have not established a nominating and corporate governance Committee.

Code of Ethics.

We have adopted a Code of Ethics that was attached as Exhibit 14 to our 2004 Annual Report.  See Part III, Item 13.

Item 10. Executive Compensation.

No cash compensation, deferred compensation or long term incentive plan awards were issued or granted to our management during the two years ended December 31, 2007 or 2006.  Further, no member of our Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

     The following table sets forth the shareholdings of those persons who own more than five percent of our common stock as of March 31, 2008, and to the date hereof:

                                         Number and Percentage of

                                         Shares Beneficially Owned

Name and Address

Tendall FZCO                             30,920,001    58.8%

PO Box 211748

Dubai, United Arab Emirates

                                         __________   ______

TOTALS:                                  30,920,001    58.8%

Security Ownership of Management.

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2007, and to the date hereof:

                                          Number and Percentage of

Name and Address                          Shares Beneficially Owned

Alain U. Vetterli                          1,000           -

P.O. Box 54685

Al Hudeiba Street

Al Maskan 1 Building, Apt A 006

Dubai, Untied Arab Emirates

Ian Ilsley                                   500           -

27 Avenue Princess Grace

Monte Carlo 98000 Monaco

Garry McCann                           1,562,500         3.0%

Unit 34/35, 46 Springwood Drive

Braintree, Essex, United Kingdom

Peter B. Hirshfield                                                      -                    -

1035 Park Avenue

New York NY 10028

                                       _________         ____

TOTALS:                                1,564,000           -

Changes in Control.

There are no present arrangements or pledges of our Company's securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions, and Director Independence..

Between January 1, 2007 and the date this Annual Report is filed with the Commission, our Company (including Lumen) paid an aggregate of $81,189 to MC&C Limited, which is wholly owned by Garry McCann, our President, Treasurer, CEO and CFO.  We expect to continue to pay MC&C Limited at the rate of $10,000 per month for services rendered.

Between January 1, 2007 and the date this Annual Report is filed with the Commission, our Company (including Lumen) paid an aggregate of $68,000 to Hirshfield Law, of which Peter B. Hirshfield, our Secretary, is the sole owner for legal services rendered.  We expect to continue to pay Hirshfield Law for legal services rendered to our Company, the amount of which will depend on the nature and scope of such legal services hereafter rendered.

Between January 1, 2007 and the date this Annual Report is filed with the Commission, our Company paid on March 7, 2008 to Alain U. Vetterli, our former President, Treasurer, Secretary, CEO and CFO, the sum of $20,000 for his services rendered.

Between January 1, 2007 and the date this Annual Report is filed with the Commission, our principal stockholder, Tendall FZCO, made interest free loans to our Company and to Lumen in the aggregate amount of $1,329,288, all of which remained outstanding on December 31, 2007 and thereafter through the date this Annual report is filed with the Commission.

Item 13. Exhibits.

Exhibit No.	Description

1	Stock Purchase Agreement dated June 30, 2006[1]
2.1	Agreement and Plan of Merger dated as of October 1, 2006[2]
2.2	Installment Purchase Agreement dated June 30, 2006[3]
2.3	Termination and Release Agreement dated February 13, 2006.[4]
2.4	Agreement and Plan of Merged dated January 4, 2006.[5]
3.1	Certificate of Incorporation dated July 19, 2006.[6]
3.2	By-laws[7]
3.3	Escrow Agreement dated as of June 30, 2006.[8]
10.1	Indemnification Agreement dated as of June 30, 2006.[9]
10.2	Indemnification Agreement dated as of June 30, 2006.[10]
10.3	Indemnification Agreement dated as of March 5, 2008.
10.4	Indemnification Agreement dated as of March 5, 2008.
14	Code of Ethics[11]
20	Schedule 14f-1[12]
21	Our Subsidiaries[13]
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350
99.1	Registration Agreement.[14]
99.2	Press Release dated October 4, 2007.[15]

[1] Incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 7, 2006.

[2] Incorporated by reference to Exhibit 2.1 to our Form 8-K filed October 5, 2007.

[3] Incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 7, 2006.

[4] Incorporated by reference to Exhibit 2 to our Form 8-K/A filed February 16, 2006.

[5] Incorporated by reference to Exhibit 2.1 to our Form 8-K filed January 4, 2006.

[6] Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 19, 2007.

[7] Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 19, 2007.

[8] Incorporated by reference to Exhibit 10.3 to our Form 8-K filed July 7, 2006.

[9] Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed on March 19, 2007.

[10] Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed on March 19, 2007.

[11] Incorporated by reference to Exhibit 14 our Form 10-KSB filed March 24, 2005.

[12] Incorporated by reference to Exhibit 20.1 to our 8-K filed July 7, 2006.

[13] Incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-4/A filed February 8, 2008.

[14] Incorporated by reference to Exhibit 99 to our Form 10SB12G filed April 12, 2004.

[15] Incorporated by reference to Exhibit 99 to our Form 8-K filed October 5, 2007.

Item 14.  Principal Accountant Fees and Services.

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2007 and 2006:

       Fee category               2007          2006

     Audit fees                $110,714       $10,000

     Audit-related fees         $   0         $    0

     Tax fees                   $   0         $    0

     All other fees             $   0         $    0

                                ------         ------

     Total fees                $110,714       $10,000

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

PULMO BIOTECH INC.

Dated: April 8, 2008	/s/ Garry McCann Garry McCann President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 8, 2008	/s/ Garry McCann Garry McCann President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify that:

1. I have reviewed this Annual Report of Pulmo BioTech Inc.  (the "Registrant") on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

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

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Dated: April 8, 2008

                                                                                                /s/Garry McCann.

                                                                                                    Garry McCann.

                                                                                                    Chief Executive Officer and Chief Financial Officer

 Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of St. Lawrence Energy Corp. (the "Registrant") on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Garry McCann, the Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: April 8, 2008

                                                                                                /s/Garry McCann

                                                                                                    Garry McCann.

                                                                                                     Chief Executive Officer and Chief Financial Officer