Form 10-KT
period 2008-03-31
PULMO BIOTECH INC.
filed 2008-07-15
CIK 1286690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2008  to March 31, 2008
Commission file number 000-50678

PULMO BIOTECH INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5622985
(State of Incorporation)	(I.R.S. Employer Identification No.)

1035 Park Avenue, Suite 7B, New York NY	10028
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (646) 827-9362

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company: Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (September 30, 2007): $277,146.

On September 30, 2007, there were approximately 138,573 shares of common voting stock of the Issuer held by non-affiliates that have been valued at $2.00 per share.

On June 30, 2008, there were 52,622,574 shares of the registrant's Common Stock, par value $0.0001 per share, issued and outstanding.

PART I
Item 1. Business.
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

General Business History

We were originally organized for the primary purpose of engaging in all facets of the business comprising the oil and gas industry. We were granted an effective date of April 9, 1981, on our Regulation A offering that was filed with the Securities and Exchange Commission (the "Commission") covering the public offering of shares of our common stock to fund our contemplated oil and gas operations. By 1987, we had depleted all of our assets. On January 21, 1988, we completed a quasi-reorganization unanimously approved by our Board of Directors and restated our accumulated deficit account to zero, with an adjustment to our capital in excess of par value account.

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

On February 13, 2006, we executed a Termination and Release Agreement with BioTechCures pursuant to which the BioTechCures Merger Agreement was terminated, with each party to bear its own costs. For additional information regarding the BioTechCures Merger Agreement and the Termination and Release Agreement, see our 8-K and 8-KA Current Reports dated January 4, 2006, which have been previously filed with the Commission and which are incorporated herein by reference.

Business

Prior to our merger with Lumen, which became effective on February 29, 2008, we were deemed to be a "blank check" or "shell company", as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by the Commission. During 2007, we were not engaged in any substantive business activity and until the consummation of the merger with Lumen, we had no plans to engage in any such activity in the foreseeable future.

On February 29, 2008, the merger of Lumen with and into Acorn to form PLMO became effective. Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), a copy of which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2007 and incorporated herein by reference, each of the 16,400 shares of Lumen common stock was converted into 3,125 shares of our common stock, resulting in our issuance of 51,250,000 shares of our common stock to the former shareholders of Lumen. The 51,250,000 shares of our common stock were registered under the Securities Act of 1933 on our S-4 Registration Statement (Registration No. 333-146685).

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

Information about Lumen and PulmoScience Inc.

Lumen was incorporated on February 23, 2006 as a vehicle to invest in North American businesses. On July 27, 2006, Lumen identified PulmoScience Inc., a Canadian corporation ("PulmoScience"), as the subject for investment and during 2006 increased its ownership of PulmoScience from 49% to 51%. PulmoScience was incorporated on June 20, 2006 at which time Innovacor (a subsidiary of the Montreal Heart Institute) subscribed for 31.85%, Dr. Jocelyn Dupuis (the originator of the PulmoBind Molecular Imaging technology) subscribed for 17.15%, 6566103 Canada Inc. ("Canada, Inc.") subscribed for 49% and 6566138 Canada, Inc. subscribed for 2% of the common shares of PulmoScience. Both Canada, Inc. and 6566138 Canada, Inc. were formed in May 2006.

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

Innovacor received its 3,185,000 common shares of PulmoScience as payment for a sublicense valued at Canadian $780,325, $0.245 per share (U.S. $676,854, $0.021 per share) which was the per share cash subscription price paid by other investors. The entire cost of the sublicense was expensed to operations as an acquisition and write-down of a sublicense.

Dr. Dupuis was issued 1,715,000 common shares of PulmoScience for cash of Canadian $17.15 (U.S. $14.88). The difference between the cash proceeds and the fair value of the shares issued aggregated Canadian $420,158 (U.S. $364,445) was recognized as research and development expense and charged to operations. Prior to its merger with our Company, Lumen's only assets were its 51% stake in PulmoScience and approximately $420,000 in cash. As a result of the merger with Lumen, we now own a 51% stake in PulmoScience and have taken over Lumen's cash.

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

PulmoScience is currently two thirds of the way through Regulatory Approval for Phase I Human Trials, and while subsequent results from additional tests might not corroborate the current results, PulmoScience believes that PulmoBind has the potential to dominate the market for the diagnosis of Pulmonary Embolism. In particular, this belief is driven by PulmoScience's expectations of the improved safety and efficacy PulmoBind will offer when compared to the current incumbent nuclear medicine based technology for the diagnosis of Pulmonary Embolism.

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

The 49% of PulmoScience that we do not own is shared between Innovacor (a subsidiary of the Montreal Heart Institute) and Dr. Jocelyn Dupuis (the originator of the PulmoBind Molecular Imaging technology). As a result of our merger with Lumen, we have an option to increase our stake in PulmoScience to 61% with the payment of an additional U.S. $200,000. We exercised this option in June 2008.

Competition

We expect to encounter intense competition from other domestic and foreign companies operating in the healthcare sector. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Employees

Mr. McCann, our Chief Executive Officer, Chief Financial Officer, President and Treasurer, and Mr. Hirshfield, our Secretary, are our only executive officers. Messrs. McCann and Hirshfield or their successors in office ("Management") are not obligated to contribute any specific number of hours per week and intend to devote only as much time as Management deems necessary to the Company's affairs. We do not intend to have any full time employees prior to the time necessary to operate our business.

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

Item 1A. Risk Factors.

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
Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $0.0001 per share, and 2,500,000 shares of preferred stock, par value $0.0001 per share. Prior to the issuance of our shares pursuant to the merger with Lumen, we had 1,372,574 shares of our common stock and no shares of our preferred stock issued and outstanding. As a result of the merger with Lumen, we issued 51,250,000 shares of our common stock to the former shareholders of Lumen, raising our issued and outstanding shares of common stock to 52,622,574. Before issuing our shares of common stock in connection with the Lumen merger, our non-affiliated stockholders owned 44,145 shares of our common stock and enjoyed approximately 3.2% of the votes in matters submitted to stockholders. After giving effect to the merger with Lumen, our non-affiliated stockholder owned 20,044,145 shares of our common stock and enjoyed approximately 38.1% of the votes in matters submitted to stockholders. After giving effect to the merger with Lumen, the pre-Lumen merger non-affiliated stockholders enjoyed approximately 0.0008% of the votes in matters submitted to stockholders.

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

Our officers and director are not required to commit their full time to the Company's affairs, which may result in a conflict of interest in allocating their time between the Company's business and other businesses. We do not intend to have any full time prior to successful completion of all clinical trials for PulmoScience's PulmoBind product candidate that would require such full time attention. Our officers and director are engaged in several other business endeavors and are not obligated to contribute any specific number of their hours per week to the Company's affairs. If their other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to the Company's affairs and could have a negative impact on the Company's ability to become an operating company.

Our present plans are to limit the Company's activities to the healthcare sector, which will cause us to be solely dependent on such single business and a limited number of products or services.
We believe that we have situated the Company to become an operating company in a limited segment of the healthcare sector. Accordingly, the prospects for the Company's success will be:

• solely dependent upon the performance of a single operating business, and

• dependent upon the development or market acceptance of a single or limited number of products or services.

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
We believe that the proceeds remaining from the cash acquired in the Lumen merger will not be sufficient to implement our business strategy. To the extent that additional financing proves to be unavailable on terms we deem to be acceptable, we may be unable to become an operating business despite the strategic relationships we created at a cost of substantial dilution to our stockholders. The failure to secure adequate additional financing could also have a material adverse effect on the continued development or growth of our target business. Management is not required to provide any financing to us.

Additional financing requirements associated with reporting obligations under the Exchange Act
The Company has no revenues and is dependent upon the willingness of the Company's Management or affiliated parties to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company is not likely to generate any revenues until PulmoScience successfully completes all clinical trials for its PulmoBind product candidate and obtains pre market approval from regulatory authorities in Canada to sell and license PulmoBind. The Company anticipates that it will have access to sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company can generate positive cash flow from operations. In the event that the Company's available financial resources from its principal stockholder prove to be insufficient for the purpose of achieving its business objective, the Company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's stockholders. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. The Company does not have any written agreement with Management or its principal stockholder to provide funds for the Company's operating expenses, although our principal stockholder, Tendall FZCO ("Tendall") has advised us that it intends to provide us with all necessary funding we require during the next 12 months provided that the clinical trials continue to proceed without materially adverse developments.

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

If we are deemed to be an investment company, we would be:

• restricted in the nature of our investments; and

• restricted in the issuance of securities, which may make it difficult for us to consummate our business strategy.

In addition, we may have imposed upon us burdensome requirements, including:

• registration as an investment company;

• adoption of a specific form of corporate structure; and

• reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that the Company's activities prior to the merger with Lumen or that our anticipated principal activities after the merger with Lumen will subject it to the Investment Company Act of 1940.

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
The Company's shares of common stock are subject to quotation on the Nasdaq Bulletin Board. Quotation of the Company's securities on the Nasdaq Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. There is currently only a limited trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock in the foreseeable future. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our common stock is subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that, prior to any transaction:

• the broker or dealer approve a person's account for transactions in penny stocks; and

• the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

• obtain financial information and investment experience objectives of the person; and

• make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

• sets forth the basis on which the broker or dealer made the suitability determination; and

• that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Dividends unlikely
The Company does not expect to pay dividends for the foreseeable future because it has no revenues and any cash it has is dedicated to paying operating expenses and funding PulmoScience. The payment of dividends will be contingent upon the Company's future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company's board of directors as then constituted. Management expects to retain any earnings for use in its business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Item 2. Properties.

At March 31, 2008, our Company's assets consisted of $328,532 in cash and our business consisted of our 51% ownership of PulmoScience. Our principal executive office address and telephone number are 1035 Park Avenue, Suite 7B New York NY 10028 and (646) 827-9362 and are provided at no cost.

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

Item 4. Submission of Matters to a Vote of Security Holders.
Special meetings of the stockholders of Acorn (the “Acorn Special Meeting”) and Lumen (the “Lumen Special Meeting”) were held on February 29, 2008 for the sole purpose of approving the merger of Lumen with and into Acorn to form the Company. The Special Meetings were noticed and described in the Joint Information Statement/Prospectus dated February 11, 2008 (the “Information Statement”) that were mailed to all stockholders of record as of February 11, 2008 of Acorn and Lumen. No proxies were solicited for such Special Meetings because Tendall FZCO announced in the Information Statement that it would vote all of its shares of Lumen and Acorn in favor of adopting the Merger Agreement (the “Merger Agreement”) that Acorn entered into on October 1, 2007 with Lumen.

On February 29, 2008, Tendall owned approximately 89.8% of the issued and outstanding shares entitled to vote at the Acorn Special Meeting and approximately 57.9% of the issued and outstanding shares entitled to vote at the Lumen Special Meeting and voted all of its 1,232,501 shares of Acorn and all of its 9,500 shares of Lumen at such Special Meetings in favor of adopting the Merger Agreement.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
Market Information

There has never been any established public trading market for shares of our common stock that were accepted for quotations on the OTCBB in September 2004. No assurance can be given that any established public trading market for our common stock will develop or be maintained. For any established public trading market that develops for our common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such established public trading market. Former members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption "Recent Sales of Unregistered Securities," of this Item, below.

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

The range of high and low closing bid quotations for our common stock during each quarter of the two fiscal years ended December 31, 2007, for the transaction period from January 1, 2008 to March 31, 2008 and for the first quarter of fiscal 2009 is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions. All prices have been adjusted to reflect the one for ten exchange ratio in connection with the reincorporation of Syntony in Delaware.

Stock Quotation

Quarter Ended	High	Low
March 31, 2006	$3.00	$1.00
June 30, 2006	$1.90	$1.90
September 30, 2006	$1.90	$0.20
December 31, 2006	$5.00	$1.05
March 31, 2007	$2.00	$2.00
June 30, 2007	$2.00	$2.00
September 30, 2007	$2.00	$2.00
December 31, 2007	$2.00	$2.00
March 31, 2008	$2.00	$2.00
June 30, 2008	$2.00	$2.00

The future sale of presently outstanding "restricted securities" (common stock) of our Company by present and former members of Management and others may have an adverse effect on any market in the shares of common stock of our Company.

Holders

The number of record holders of our common stock as of June 30 , 2008 was approximately 3,542.

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
1Adjusted for the one for ten exchange ratio in connection with the reincorporation of Syntony in Delaware.

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

3During 2007, Messrs. Vetterli and Ilsley were directors of our Company and Mr. Vetterli was our Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Vetterli resigned as a director, and from all officer positions on March 5, 2008

In December 2006, our Company commenced a private placement of its common stock to twenty accredited investors. Each could subscribe for 1,000,000 shares of our Company's post-Reincorporation Stock Split common stock for $50,000, $0.05 per share, subject to acceptance by our Company's Board. Nineteen investors remitted the purchase price to our Company by December 31, 2006 and the twentieth in January 2007. Our Company accepted all twenty subscriptions in January 2007 and, pursuant to Rule 419 under the Securities Act of 1933, agreed to place in escrow pursuant to the terms of Rule 419 the proceeds of the private placement and the 20,000,000 shares of common stock subscribed for. The $950,000 received in December 2006 was classified as a liability on our Company's balance sheet as at December 31, 2006 under the caption Stock Subscription Payable. Pursuant to Rule 419, these investors could demand the refund of their investment and a minimum of 90% of the proceeds from the sale would be refunded. In July 2007, the twenty investors and our Company agreed to rescind their subscriptions for an aggregate of 20,000,000 shares of our Company's common stock and an aggregate of $900,000 was returned to these investors by our Company. The offering of the 20,000,000 shares of our common stock was exempt from the registration requirement of the Securities Act of 1933 under Section 4(2) thereof.  We did not offer or sell any of our unregistered securities after the private placement decribed in this paragraph.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Purchases of Company Equity Securities

Neither we nor any of our affiliates purchased any of our equity securities during the fourth quarter of the fiscal year covered by this Annual Report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Plan of Operation
Our plan of operation for the next 12 months is to exercise our option to increase our ownership of PulmoScience from 51% to 61%, which was consummated in June 2008, and concentrate on advancing PulmoScience's PulmoBind technology toward regulatory approval and commercialization.

We will be required to raise additional funds in the next 12 months in order to continue in existence. Since the Change in Ownership referred in Note D to the Notes to Consolidated Financial Statements included in this Annual Report, the funds required have been provided by our principal stockholder, Tendall FZCO. While Tendall is not obligated to continue providing funding to our Company, it has advised us that it will continue to do so during the next 12 months until the Company is able to raise debt or equity funds from financial institutions of accredited investors.

We do not have any off-balance sheet arrangements and do not expect to have any during the next 12 months.

Results of Operations
Our Company has generated no profit since inception. We generated a net loss of ($101,287), for the three months ended March 31, 2008, and ($221,217) and ($168,778) for the years ended December 31, 2007 and 2006. Cumulative losses total ($577,996) since our quasi-reorganization when we recommenced our development stage on March 26, 2001. Primarily, these losses are the result of attorney's fees and accounting fees.

Liquidity
During the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, expenses were paid by a principal stockholder in the amounts of $0 and $68,584 and $83,220 respectively; and during years prior to 2006, additional expenses paid by a principal stockholder totaled $28,760. This aggregate amount of $141,804 outstanding as of March 31, 2008, is unsecured, non-interest bearing and is due on demand.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have no market risk sensitive instruments

Item 8. Financial Statements.
Pulmo BioTech Inc. and Subsidiary
(Formerly Acorn Acquisition Corp. and Subsidiary)
[A Development Stage Company]

CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
[WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]
Pulmo BioTech Inc. and Subsidiary
(Formerly Acorn Acquisition Corp. and Subsidiary)
[A Development Stage Company]

Page
TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	16

Consolidated Balance Sheets - March 31, 2008, December 31, 2007, and 2006	17

Consolidated Statements of Operations for the three months ended March 31, 2008, the years ended December 31, 2007 and 2006, and for the period from Reactivation (March 26, 2001) through March 31, 2008.	18

Consolidated Statements of Cash Flows for the for three months ended March 31, 2008, the years ended December 31, 2007 and 2006, and for the period from Reactivation (March 26, 2001) through March 31, 2008.	19

Consolidated Statements of Cash Flows for the for three months ended March 31, 2008, the years ended December 31, 2007 and 2006, and for the period from Reactivation (March 26, 2001) through March 31, 2008.	20

Notes to Consolidated Financial Statements	21

1375 Broadway - 15th Floor New York, New York 10018 212.944.4433 212.944.5404 (fax) cpa@rem-co.com	90 Merrick Avenue East Meadow, New York 11554 516.228.9000 516.228.9122 (fax)	330 Fifth Avenue - Suite 1300 New York, New York 10001 212.686.2224 212.481.3274 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pulmo BioTech Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Pulmo BioTech Inc. and Subsidiary (formerly Acorn Acquisition Corp. and Subsidiary) (a development stage company) (the "Company"), as of March 31, 2008, December 31, 2007, and 2006, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for the three months ended March 31, 2008, the years ended December 31, 2007 and 2006, and for the period from Reactivation (March 26, 2001) through March 31, 2008. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008, December 31, 2007, and 2006 and the results of their operations and their cash flows for the three months ended March 31, 2008, the years ended December 31, 2007 and 2006, and for the period from Reactivation (March 26, 2001) through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is in the development stage and has incurred recurring losses, has negative net worth and working capital. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note C. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
RAICH ENDE MALTER & CO. LLP
New York, New York
July 8, 2008

Pulmo BioTech Inc. and Subsidiary
(Formerly Acorn Acquisition Corp. and Subsidiary)
[A Development Stage Company]
Consolidated Balance Sheets

	March 31,	December 31,	December 31,
	2008	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$328,532	$8,159	$-
Cash in escrow		-	937,647
Sales tax refund receivable	6,739	-	-
Research & development tax credits receivable	283,829	-	-
Prepaid insurance	1,402	-	-

Total assets	$620,502	$8,159	$937,647

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:

Loan payable - related party	$1,319,289	$151,804	$83,220
Accounts payable and accrued expenses	104,968	21,611	41,250
Common stock of subsidiary subject to mandatory redemption	446,291	-	-
Stock subscription receivable	-	-	950,000
Due to affiliate	-	93,539	-
Franchise taxes payable	-	-	755

Total current liabilities.	1,870,548	266,954	1,075,225

Stockholders' (deficit):
Preferred stock, 2,500,000 shares authorized at $0.0001 par value, none issued or outstanding	-	-	-
Common stock, 250,000,000 shares authorized at $0.0001 par value; 52,622,574, 1,372,574 and 1,372,574 shares issued and outstanding at March 31, 2008 and December 31, 2007 and 2006, respectively	5,262	137	137
Additional paid-in capital	86,929	969,268	869,268
Unrealized foreign currency translation loss	(12,750)	-
Deficit accumulated prior to the development stage	(751,491)	(751,491)	(751,491)
Deficit accumulated during development stage	(577,996)	(476,709)	(255,492)

Total stockholders' (Deficit)	(1,250,046)	(258,795)	(137,578)

Total liabilities and stockholders' (deficit)	$620,502	$8,159	$937,647
See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary
(Formerly Acorn Acquisition Corp. and Subsidiary)
[A Development Stage Company]
Consolidated Statements of Operations

	Three Months Ended	Years Ended December 31,		For The Period From Reactivation (March 26, 2001) Through
	March 31, 2008	2007	2006	March 31, 2008

General and administrative expenses	$95,560	$221,217	$167,979	$570,969
Research and development expenses	5,727	-	-	5,727

Loss before income taxes	101,287	221,217	167,979	576,696

Provision for income taxes	-	-	799	1,300

Net loss	$(101,287)	$(221,217)	$(168,778)	$(577,996)

Basic and diluted net loss per common share	$(0.01)	$(0.16)	$(0.12)

Weighted average common shares outstanding, basic and diluted	18,037,061	1,372,574	1,372,574
See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary
(Formerly Acorn Acquisition Corp. and Subsidiary)
[A Development Stage Company]

Consolidated Statements of Stockholders' Equity/(Deficit)
For the period from Reactivation [March 26, 2001] through March 31, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated Prior to and During Development	Unrealized Translation	Total Equity
	Shares	Amount	Capital	Stage	Gain(Loss)	(Deficit)
March 26, 2001	142,800,000	$14,280	$735,211	$(751,491)	$-	$(2,000)
Reverse split shares:
April 2, 2001, 1 for 1,428 shares	(142,326,538)	(14,233)	14,233	-	-	-
October 1, 2001, 1 for 10 shares	(425,888)	(43)	43	-	-	-
Issued stock for expenses at $0.02 per share	925,000	93	17,907	-	-	18,000
Net loss	-	-	-	(18,100)	-	(18,100)
Balance at December 31, 2001	972,574	97	767,394	(769,591)	-	(2,100)
Issued stock for expenses at $0.02 per share	400,000	40	7,960	-	-	8,000
Net loss	-	-	-	(9,205)	-	(9,205)
Balance at December 31, 2002	1,372,574	137	775,354	(778,796)	-	(3,305)
Net loss	-	-	-	(14,695)	-	(14,695)
Balance at December 31, 2003	1,372,574	137	775,354	(793,491)	-	(18,000)
Net loss	-	-	-	(24,150)		(24,150)
Balance at December 31, 2004	1,372,574	137	775,354	(817,641)	-	(42,150)
Net loss	-	-	-	(20,564)	-	(20,564)
Balance at December 31, 2005	1,372,574	137	775,354	(838,205)	-	(62,714)
Assumption of liabilities by stockholder	-	-	93,914	-	-	93,914
Net loss	-	-	-	(168,778)	-	(168,778)
Balance at December 31, 2006	1,372,574	137	869,268	(1,006,983)	-	(137,578)
Increase in additional paid-in capital due to stock subscription receivable	-	-	100,000	-	-	100,000
Net loss	-	-	-	(221,217)	-	(221,217)
Balance at December 31, 2007	1,372,574	137	969,268	(1,228,200)	-	(258,795)
Shares issued for acquisition of Lumen	51,250,000	5,125	641,752	(1,524,091)		(877,214)
Deficit of Lumen on acquisition			(1,524,091)	1,524,091		-
Unrealized foreign currency translation loss	-	-	-	-	(12,750)	(12,750)
Net loss	-	-	-	(101,287)	-	(101,287)
Balance at March 31, 2008	52,622,574	$5,262	$86,929	$(1,329,487)	$(12,750)	$(1,250,046)
See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary
(Formerly Acorn Acquisition Corp. and Subsidiary)
[A Development Stage Company]
Consolidated Statements of Cash Flows

				For The Period
				From Reactivation
	For The Three	For The Years Ended December 31,		(March 26, 2001)
	Months Ended March 31, 2008	2007	2006	Through March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,287)	$(221,217)	$(168,778)	$(577,996)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services rendered				26,000
Changes in assets and liabilities:
Prepaid expenses	137	-	-
Accounts payable and accrued expenses	(18,280)	(19,639)	6,986	1,468
Income taxes payable		(755)	555	-

Net cash used in operating activities	(119,430)	(241,611)	(161,237)	(550,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock subscriptions	-	50,000	950,000	1,000,000
Stock subscription refunded	-	(900,000)	-	(900,000)
Due to affiliate	(10,000)	93,539	-	83,539
Loan payable - related party	-	68,584	54,460	151,804
Assumption of liabilities by stockholder	-	-	93,914	93,914

Net cash provided by financing activities	(10,000)	(687,877)	1,098,374	429,257

Net increase (decrease) in cash	(129,430)	(929,488)	937,137	(121,271)
Cash acquired in merger	462,553	-	-	462,553
Unrealized foreign currency translation loss	(12,750)	-	-	(12,750)
Cash and cash equivalents, beginning of period	8,159	937,647	330	-

Cash and cash equivalents, end of period	$328,532	$8,159	$937,467	$328,532

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$200	$755	-	$1,255

See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary
(Formerly Acorn Acquisition Corp. and Subsidiary)
[A development Stage Company]
Notes to Consolidated Financial Statements

NOTE A    Organization and Basis of Presentation

Pulmo BioTech Inc. (formerly Acorn Acquisition Corp.) (the "Company") was incorporated under the laws of the state of Delaware on July 20, 2006 by its then parent, Syntony Group, Inc.  The Company was formed to enable Syntony Group, Inc. to merge into the Company, thus effecting a reincorporation in Delaware. The merger was effective on October 1, 2006, and provided for each ten shares of Syntony Group, Inc. to become one share of the Company.  The accompanying financial statements retroactively reflect all stock splits as at the beginning of the periods presented.

Syntony Group, Inc. was incorporated under the laws of the State of Utah on December 12, 1980 as Puma Energy, Inc.  In 1981, the Company's focus was the development of oil and gas wells.  However, by 1987, the Company had depleted its assets and became inactive.  On June 8, 1989, the Company changed its name to Syntony Group, Inc.  The Company then changed its purpose to developing and marketing a proprietary cosmetic.  However, failing to obtain approval from the United States Food and Drug Adminsitration, the Company abandoned these planned operations and became dormant.  In March 2001, the company reactivated and amended its bylaws to reflect that the provisions of the Utah Control Share Acquisition Act should not apply to the Company.

In July 2005, the Company incorporated its wholly owned subsidiary, Syntony Acquisition Corp. (the "Subsidiary"), under the laws of the State of Nevada.  The Subsidiary issued 1,000 shares at a par value of $1.00.  The Subsidiary was formed for the sole purpose of merging with another company.

The Company is in the development stage and is developing its planned principal operations.  Financing for the Company's activities to date has been provided primarily by the issuance of stock and by advances from stockholders and an affiliate (Note F).

On October 1, 2007, the Company entered into an Agreement and Plan of Merger with Lumen Medical, Inc. ("Lumen"). The Merger Agreement provides for a business combination whereby Lumen will be merged with and into the Company in accordance with the terms of the Merger Agreement, with the Company continuing as the surviving corporation (the “Merger”). On February 29, 2008, the transaction was completed (Note G).  Pursuant to the Merger, the stockholders of Lumen received in exchange for all of the outstanding shares of Lumen an aggregate of 51,250,000 shares of common stock, $0.0001 par value per share of the Company.

As a result of the merger of Lumen Medical, Inc. into the Company on February 29, 2008, the Company changed its name to Pulmo BioTech Inc.  The Company changed its trading symbol from ACAQ to PLMO which it believes is more closely associated with its new name.

The acquisition of Lumen has been recorded under the purchase method of accounting.  As both the Company and Lumen are under common ownership the assets and liabilities of Lumen and its Canadian subsidiary, PulmoScience, Inc., were recorded at their historical cost and the operations of Lumen are reflected in the financial statements at their historical amounts. Each outstanding share of Lumen received 3,125 shares of common stock of the Company.   At February 29, 2008, Lumen's liabilities exceeded its assets by $877,214.  This excess has been reflected as a reduction of additional paid in capital.

The assets acquired and liabilities assumed of Lumen Medical, Inc. as of February 29, 2008, at historical cost, are as follows:

Cash	$ 462,553
Income tax credits receivable	290,568
Prepaid expenses	1,539
Due from affiliate	93,539
Common stock subject to mandatory redemption	(446,291)
Loan - Stockholder	(1,177,485)
Accounts payable	(101,637)
$ (877,214)

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

PulmoScience is currently owned 51% by Lumen with the remainder of the equity shared between Innovacor (a subsidiary of the Montreal Heart Institute) and Dr. Jocelyn Dupuis (the originator of the PulmoBind Molecular Imaging technology). Lumen had an option to increase its stake in PulmoScience to 61% with the payment of an additional $200,000 (Canadian).  On June 17, 2008, Lumen exercised this option by the cancellation of its loan receivable from PulmoScience in exchange for $2,564,102 shares of common stock of PulmoScience.

Lumen also has an option to purchase the 39% remaining minority interest in PulmoScience (the "39% Option") for $10,000,000 (Canadian)  (the "39% Option Price"). Lumen has the option to pay the 39% Option Price in the form of its publicly traded shares having an aggregate market value equal to the 39% Option Exercise Price based on the weighted average price of Lumen's publicly traded shares during the 30-days preceding the exercise of the 39% Option converted into Canadian Dollars at the spot rate as published by the Bank of Nova Scotia on the last trading date immediately preceding the exercise of the 39% Option.

A significant stockholder of the Company owned approximately 57.9% of the common stock of Lumen prior to the merger.

NOTE B    Summary of Significant Accounting Policies

Fiscal Year Change

On May 13, 2008, the Board of Directors of the Company approved a change in the Company's fiscal year end from December 31 to March 31, effective March 31, 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the subsidiary. All significant intercompany balances and transactions are eliminated.

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity date of three months or less to be cash equivalents.

Research and Development Costs

Research and development costs are expensed as incurred.  Amounts in connection with Canadian government assistance programs, such as investment tax credits for research and development costs, are reflected as  income tax credits when the costs are incurred, provided the Company is reasonably certain that the credits will be received.  The investment tax credits for research and development costs must be examined and approved by the applicable Canadian tax authorities prior to payment of the cost reimbursement.  It is possible that the amounts granted will differ from the amounts received.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.  There are no depreciable assets as of March 31, 2008.

Income Taxes

Deferred taxes have been provided on temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when differences are expected to reverse. A valuation allowance is provided when it is more likely than not that the deferred tax benefit will not be realized.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition.

The Company's policy is to classify income tax assessments, if any, as interest expenses and as general and administrative expenses for penalty assessments.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method.  As of March 31, 2008 and for the years ended, December 31, 2007 and 2006, there were no potentially dilutive shares.

Foreign Currency Translation

Monetary assets and liabilities in foreign currency are translated at the exchange rate in effect at the balance sheet date, whereas other assets and liabilities are translated at the transaction date.  Income and expenses in foreign currency are translated at the exchange rate in effect at the transaction date.  Gains and losses are included in income.  The financial statements and transactions of PulmoScience as of and for the one month period ended March 31, 2008 were translated from their functional Canadian currency into U.S. currency using the convenience translation method whereby all Canadian amounts were converted into U.S. dollars at the noon exchange rate quoted by the Bank of Canada as of the balance sheet date.

Financial Instruments

The fair value of research and development tax credits receivable, sales tax receivable and accounts payable and accrued expenses approximate their carrying amounts due to their short maturity.  The shares of common stock of a subsidiary subject to mandatory redemption are at fair value.

Revenue Recognition

The Company recognizes revenue when earned, which will be when services are rendered or products are delivered to customers.  There has been no revenue to date.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, '“Noncontroling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the noncontroling interest be dearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontroling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontroling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning alter December 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  The Company does not expect the adoption of SFAS No. 160 to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations - Revised,” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have an effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. The Company does not anticipate the adoption of SFAS No. 161 will have a material effect on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE C   Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $1,329,487as of March 31, 2008, a working capital deficiency of $1,250,046 as of March 31, 2008, negative cash flow from operations, and further losses are anticipated.

The Company's management is planning to seek additional sources of debt or equity financing and cash flow through product development and sales.

These factors raise substantial doubt about the Company's ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE D   Stockholders' Equity (Deficit)

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

Each of Price, Tendall, Vetterli, Ilsley and Banner is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933 (the "Securities Act"). The aggregate purchase price for the Purchased Shares represents approximately 90.0% of the then 1,372,574 issued and outstanding shares of Common Stock.   The purchase and sale of the Purchased Shares took place at a closing (the "Closing") held on June 30, 2006.

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

The Installment Shares represented approximately 4.4% of the then 1,372,574 issued and outstanding share of Common Stock. The Installment Agreement provides that the purchase price for the Installment Shares will be paid in 12 consecutive monthly installments, without interest, commencing on October 31, 2006 and on the last day of each month thereafter through and including September 30, 2007. If any such day is not a Business day, the installment will be due on the following business day. There are a series of conditions to the purchase and sale of the Installment Shares, including: (i) Vardakis putting the Installment Shares and 30,000 additional shares of Common Stock owned of recorded and beneficially by Vardakis into escrow pursuant to an Escrow Agreement (the "Escrow Agreement") among Vardakis, Price, Jockey and Hirshfield Law, as Escrow Agent, to ensure Vardakis' performance under the Installment Agreement; and (ii) Price putting 200,000 of the Purchased  Shares into escrow pursuant to the Escrow Agreement to ensure the performance of Price's assignee under the Installment Agreement.

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

The assumed liabilities were credited to additional paid-in capital.

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

Common Stock

On April 2, 2001, the Company reverse split its common stock outstanding on the basis of 1 for 1,428 shares, while retaining the authorized shares and par value.  There was a provision that no stockholder, on a per stock certificate of record basis, owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split.  Further, all fractional shares were rounded up to the nearest whole share, with the Company being authorized to issue such shares as are necessary for the rounding of fractions shares.  On October 1, 2006, the Board of Directors approved a reverse common stock split of 1 common share for every 10 common shares then outstanding through the process of reincorporation as described below.  All common shares and per share amounts retroactively reflect the reverse stock splits as of the date of Reactivation, March 26, 2001.

In April 2001, the Company authorized and issued 925,000 post-split shares of common stock at $.02 per share to an officer for costs and expenses adanced on behalf of the Company.

In September 2002, the Company authorized and issued 400,000 post-split shares of common stock at $.02 per share to an individual for services rendered to the Company.

On October 1, 2006, the Board of Directors approved a reverse common stock split of 1 common share for every 10 common shares then outstanding. In addition, Syntony Group, Inc. was merged into Acorn Acquisition Corp. The reincorporation reduced the number of authorized shares of Syntony Group, Inc. from 800,000,000 shares of common stock of Syntony Group, Inc. to 250,000,000 shares of common stock of Acorn Acquisition Corp. and reduced the number of issued shares of common stock from 13,723,462 to 1,372,574 shares of common stock of Acorn Acquisition Corp.  All fractional shares were rounded up to the nearest whole share.

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

Minority Interest

Innovacor Limited Partnership (“ILP”) received 3,185,000 shares of PulmoScience in exchange for granting PulmoScience an exclusive sublicense agreement.  The fair value of the shares issued to ILP of $676,854 was charged to operations as the acquisition, and write-down of the sublicense.

On July 27, 2006, PulmoScience issued 1,715,000 of its common shares to Dr. Jocelyn Dupuis for cash of $15 and $364,445 in services regarding research and development costs for a total of $364,460 which represents the fair value of the shares issued on that date.  The excess of redemption amount over common shares value of $31,239 was charged to operations at the time issued.
These common shares are subject to mandatory redemption upon the death of the stockholder and are adjusted by changes in foreign currency translation.

As of March 31, 2008, losses incurred by PulmoScience exceed the minority interest of the investment of $676,854 and no minority interest has been recorded.  Minority interest will be reinstated when the income exceeds the unrecognized minority losses.

NOTE E    Income Taxes

 As of March 31, 2008, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements.  The Company currently has no federal or state tax examinations in progress. All of the Company's tax years from 2003 are subject to federal and state tax examination.

Since the change in ownership on June 2006 was over 50%, the change triggered a limitation on the utilization of the net operating loss carryforwards at the time of the change of ownership. The amount of operating loss carryforwards at the date of the change in ownership was approximately $118,000. Under the formula contained in Internal Revenue Code Section 382, the amount of net operating loss deductible by the Company in any one year is approximately $40,000. The total United States net operating loss available to be carried forward at March 31, 2008, December 31, 2007 and 2006 is $101,287, $221,217 and $168,778, respectively. The carryforwards expire through 2027.  At the merger of Lumen, its Canadian majority subsidiary, Pulmoscience, had Canadian and federal and provincial operating loss carryforwards of approximately $400,000 which expire through 2020.  PulmoScience also had research and development investment tax credit carryforwards of $80,500 which can be utilized against future Canadian income tax liabilities.

Management has determined that it is not more likely than not that the net operating loss will be utilized in the future, and, accordingly, the deferred United States tax assets at March 31, 2008, December 31, 2007 and 2006 of $124,800, $85,600 and $99,800, respectively, have been fully reserved. Additionally, the deferred Canadian tax assets resulting from research and development tax credits and operating loss carryforwards of $280,000 have been fully reserved at March 31, 2008.

 A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

	For the Period From Reactivation (March 26, 2001) to March 31, 2008		For the Three Months Ended March 31, 2008
(Loss) before income taxes	($576,969)		($101,287)
Computed tax benefit at expected statutory rate:
Federal	($196,200)	(34.0%)	($34,400)	(34.0%)

Canadian Research and Development Investment Tax Credit	(2,000)	(1.9%)	(2,000)	(1.9%)
State, net of federal tax benefit	($27,100)	(4.7%)	($4,800)	(4.7%)

Net Operating Loss
Valuation allowance	224,000	40.9%	41,200	40.6%
Total tax provision	$1,300	0.3%	$ -	0.0%

	For the Years Ended December 31,
	2007		2006
(Loss) before income taxes	($221,217)		($167,979)
Computed tax benefit at expected statutory rate:
Federal	($75,200)	(34%)	($57,100)	(34%)

Canadian Research and Development Investment Tax Credit
State, net of federal tax benefit	(10,400)	(4.7%)	(7,700)	(4.7%)

Net Operating Loss
Valuation allowance	85,600	38.7%	65,600	39.2%
Total tax provision	$ -	-%	$ 800	0.5%

NOTE F    Stockholder Loan/Related Party Transactions

As of March 31, 2008, the Company and its subsidiary had borrowed an aggregate of $1,319,289 from a significant stockholder.  The loans were non interest bearing and payable on demand.

As of March 31, 2008, the Company and its subsidiary had borrowed an aggregate of $93,539 from an affiliate.  The loans were non interest bearing and payable on demand.

For the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, the Company paid legal services to an officer of the Company of $0, $78,000 and $65,000, respectively.                 ..

For the three months ended March 31, 2008, the Company paid $5,833 to a Company controlled by a stockholder, and is committed to pay $5,833, per month, through July 2008.

PulmoScience pays consulting fees to a company that provides software and hardware solutions for commercial and medical events, owned by a director and pays consulting fees to a company owned by an officer of the Company.  In addition, PulmoScience pays research fees to MHI.

NOTE G Fair Value Measurements

Effective January 1, 2008, the Company adopted both FAS 157 and FAS 159, without any effect.  Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115" ("SFAS 159"), permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

In July 2006, there was a change in our auditors. The change was effective as a result of the acquisition of the majority stock from the former owner. There were no disputes nor disagreements with the former auditors.
Item 9A. Controls and Procedures.
As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
However, because of the merger of Lumen into our Company effective February 29, 2008, we did not have the opportunity to evaluate the effectiveness of Lumen's disclosure controls and procedures until after the merger became effective. In connection with the audit of Lumen's financial statements, we discovered a significant reporting deficiency in Lumen's financial statements.  We corrected the reporting deficiency so that, as of the date of this Annual Report, our President and Chief Financial Officer concluded that our disclosure controls and procedures have been corrected to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified by the rules and regulations of the Commission.
Changes in internal control over financial reporting
We had no changes in our internal control over financial reporting during the period of this Annual Report

Item 9A(T). Controls and Procedures.
As of March 31, 2008, Mr. Garry Mcann, who is our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, Mr. Garry Mcann concluded that our disclosure controls and procedures were effective, as of the date of his evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate,
Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our internal control over financial reporting includes those policies and procedures that:
•  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company.
•  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
•  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control over Financial Reorting-Guidance for Smaller Public Companies."

We are a development stage organization, with our Chief Executive Officer having control over all the detail accounting transactions and the day-to-day activities. Although this control rests with the Chief Executive Officer, care was taken to select and employ key controls which are sensitive to the segregation of duties issue. Based on our assessment of those criteria, management believes that the company maintained effective internal control over financial reporting as of March 31, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management's report in this annual report.

Item9B. Other Information.
None; not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Identification of Directors and Executive Officers.

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending March 31, 2008, December 31, 2007 and 2006, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Business Experience.

Michael Vardakis, age 41, served as President and Treasurer of the Company between March 2003 and June 2006. Mr. Vardakis served as the Secretary and a director since August 9, 2001, and Treasurer since August 28, 2001, of Asyst Corporation, a publicly-held company and a "reporting issuer" under the Exchange Act, until his resignation from all of these positions in February, 2004. Mr. Vardakis is also presently serving as the President and a director of Gulf & Orient Steamship Company, Ltd., a non-reporting publicly-held company, since March 6, 2003. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in- law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc., Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. Since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), 10080Sparks, Nevada, privately-held investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984. Mr. Vardakis resigned from the Company in June, 2006.

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

Ian Ilsley, age 58, has served as Director since June, 2006. Since 1984, Mr. Ilsley has been the Managing Director of Bureau d'administration deServices et d'Etudes (Monaco), a small but long-established Monegasque financial services and management consulting business that offers trust, offshore management and tax planning and related activities. Since 1998, Mr. Ilsley has also been the Managing Director of Garnham & Co. Limited (Bermuda), a corporate consultancy/corporate finance business operating under the Garnham and Fulton Partners names. Mr. Ilsley holds a degree in accountancy and business studies from Thames Valley University and is qualified as a Chartered Certified Accountant.

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

Peter B. Hirshfield, age 62, with over 35 years of experience as outside general counsel specializing in corporate, business and securities law, in September 2004 founded Hirshfield Law, a New York City law firm that represents emerging companies and entrepreneurs in all stages of their business life, from formation and routine business matters, through regulatory compliance, capital raising, restructuring, joint ventures, and merger and acquisition transactions. Mr. Hirshfield received his BA majoring in history from Brandeis University, Waltham MA, and his JD degree from New York University Law School, where he was Article & Book Review Editor of the NYU Law Review and a John Norton Pomeroy Scholar. Mr. Hirshfield was admitted to the California Bar, where he is currently on inactive status, and is active member of the New York Bar.
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
  Engaging in any type of business practice;  or
  Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;
(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not beensubsequently reversed, suspended, or vacated; or

(6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Commission.

Audit Committee.
We have no audit committee because our board of directors has only three positions, one of which is vacant. We do not believe the lack of an audit committee will have any adverse effect on our financial statements because our board acts as an audit committee. We will assess whether an audit committee may be necessary in the future.

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

Code of Ethics.

We have adopted a Code of Ethics that was attached as Exhibit 14 to our 2004 Annual Report. See Part III, Item 13.

Item 11. Executive Compensation.

No cash compensation, deferred compensation or long term incentive plan awards were issued or granted to our management during the three months ended March 31, 2008 or the years ended December 31, 2007 and 2006. Further, no member of our Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.   See Item 13 for a description of payments we made to a company wholly-owned by Garry McCann, our Chief Executive Officer and Chief Financial Officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners.

The following table sets forth the shareholdings of those persons who own more than five percent of our common stock as of March 31, 2008, and to the date hereof:

Name and Address	Number and Percentage of Shares Beneficially Owned
Tendall FZCO PO Box 211748 Dubai, United Arab Emirates	30,920,001	58.8%
TOTALS:	30,920,001	58.8%

Security Ownership of Management.
The following table sets forth the share holdings of our Company's directors and executive officers as of March 31, 2008, and to the date hereof:
Name and Address	Number and Percentage of Shares Beneficially Owned
Alain U. Vetterli P. O. Box 54685 Al Hudeiba Street Al Maskan 1 Building, Apt A 006 Dubai, Untied Arab Emirates	1,000	-

Ian Ilsley 27 Avenue Princess Grace Monte Carlo 98000 Monaco	500	-

Garry McCann Unit 34/35, 46 Springwood Drive Braintree, Essex, United Kingdom	1,562,500	3.0%

Peter B. Hirshfield 1035 Park Avenue New York NY 10028	-	-

TOTALS:	1,564,000	-
Changes in Control.
There are no present arrangements or pledges of our Company's securities which may result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Between January 1, 2008 and the date this Annual Report is filed with the Commission, our Company (including Lumen) paid an aggregate of $67,705 to MC&C Limited, which is wholly owned by Garry McCann, our President, Treasurer, CEO and CFO. We expect to continue to pay MC&C Limited at the rate of $10,000 per month for services rendered.

Between January 1, 2008 and the date this Annual Report is filed with the Commission, our Company (including Lumen) paid an aggregate of $0 to Hirshfield Law, of which Peter B. Hirshfield, our Secretary, is the sole owner for legal services rendered. We expect to continue to pay Hirshfield Law for legal services rendered to our Company, the amount of which will depend on the nature and scope of such legal services hereafter rendered.

Between January 1, 2008 and the date this Annual Report is filed with the Commission, our Company paid on March 7, 2008 to Alain U. Vetterli, our former President, Treasurer, Secretary, CEO and CFO, the sum of $20,000 for his services rendered.

Between January 1, 2007 and the date this Annual Report is filed with the Commission, our principal stockholder, Tendall FZCO, made interest free loans to our Company and to Lumen in the aggregate amount of $1,319,288, all of which remained outstanding on March 31, 2008 and thereafter through the date this Annual report is filed with the Commission.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006.

Fee category	2008	2007	2006
Audit fees	$61,500	$ 110,714	$ 10,000
Audit-related fees	$0	$ 0	$0
Tax fees	$0	$ 0	$0
All other fees	$0	$ 0	$0
Total fees	$61,500	$ 110,714	$ 10,000

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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements
The following financial statements of Pulmo BioTech Inc. and Subsidiary [a development stage company] are included in this Annual Report:
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets - March 31, 2008, December 31, 2007, and 2006
  Consolidated Statements of Operations for the three months ended March 31, 2008 the years ended December 31, 2007 and 2006, and for the period from Reactivation (March 26, 2001) through March 31, 2008.
  Consolidated Statements of Stockholders' Equity/ (Deficit) for the three months ended March 31, 2008, the years ended December 31, 2007, and 2006, and for the period from Reactivation (March 26, 2001) through March 31, 2008.
  Consolidated Statements of Cash Flows for the for three months ended March 31, 2008, the years ended December 31, 2007 and 2006,  and for the period from Reactivation (March 26, 2001) through March 31, 2008.
  Notes to Consolidated Financial Statements

(b)Exhibits

Exhibit No.	Description

1	Stock Purchase Agreement dated June 30, 2006.[1]
2.1	Agreement and Plan of Merger dated as of October 1, 2006.[2]
2.2	Installment Purchase Agreement dated June 30, 2006.[3]
2.3	Termination and Release Agreement dated February 13, 2006.[4]
2.4	Agreement and Plan of Merged dated January 4, 2006.[5]
3.1	Certificate of Incorporation dated July 19, 2006.[6]
3.2	By-laws[7]
3.3	Escrow Agreement dated as of June 30, 2006.[8]
10.1	Indemnification Agreement dated as of June 30, 2006.[9]
10.2	Indemnification Agreement dated as of June 30, 2006.[10]
10.3	Indemnification Agreement dated as of March 5, 2008.[15]
10.4	Indemnification Agreement dated as of March 5, 2008.[16]
14	Code of Ethics.[11]
20	Schedule 14f-1. [12]
21	Our Subsidiaries.[13]
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350.
99.1	Registration Agreement.[14]
1 Incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 7, 2006.
2 Incorporated by reference to Exhibit 2.1 to our Form 8-K filed October 5, 2007.
3 Incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 7, 2006.
4 Incorporated by reference to Exhibit 2 to our Form 8-K/A filed February 16, 2006.
5 Incorporated by reference to Exhibit 2.1 to our Form 8-K filed January 4, 2006.
6 Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on March 19, 2007.
7 Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 19, 2007.
8 Incorporated by reference to Exhibit 10.3 to our Form 8-K filed July 7, 2006.
9 Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed on March 19, 2007.
10 Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed on March 19, 2007.
11 Incorporated by reference to Exhibit 14 our Form 10-KSB filed March 24, 2005.
11 Incorporated by reference to Exhibit 20.1 to our 8-K filed July 7, 2006.
13 Incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-4/A filed February 8, 2008.
14 Incorporated by reference to Exhibit 99 to our Form 10SB 12G filed April 12, 2004.
15 Incorporated by reference to Exhibit 10.3 to our Form 10-KSB filed April 8, 2008.
16 Incorporated by reference to Exhibit 10.4 to our Form 10-KSB filed April 8, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMO BIOTECH INC.

Dated: July 15, 2008	/s/ Garry McCann
Garry McCann
Director, President, Chief Executive Officer,
Treasurer, Chief Financial Officer and Secretary

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: July 15, 2008	/s/ Garry McCann Garry McCann President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary
Dated: July 15, 2008	/s/Ian Ilsley Ian Ilsley Director