Form 10KSB/A
period 2007-12-31
PULMO BIOTECH INC.
filed 2008-07-31
CIK 1286690

UNITED STATES

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB/A

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ] No   [ X ]

State Issuer's revenues for its most recent fiscal year: December 31, 2007 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days: July 29, 2008 - $80,176,580. There are approximately 20,044,145 shares of common voting stock of the Issuer held by non-affiliates that have been valued at $4.00 per share.

(Issuers Involved in Bankruptcy Proceedings During the Past Five Years)

Not applicable

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

July 29, 2008: Common - 52,622,574

July 29, 2008: Preferred - 0

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

•  solely dependent upon the performance of a single operating business, or

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

•  that a broker or dealer approve a person's account for transactions in penny stocks; and

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

Liquidity

During calendar 2007 and 2006, expenses were paid by a principal stockholder in the amounts of $68,584 and $54,640, respectively; and during years prior to 2006, additional expenses paid by a principal stockholder totaled $28,760.  This aggregate amount of $151,804 outstanding as of December 31, 2007, is unsecured, non-interest bearing and is due on demand.

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

See accompanying notes to consolidated  financial statements

Pulmo BioTech Inc. and Subsidiary

(Formerly Acorn Acquisition Corp. and Subsidiary)

[A Development Stage Company]

Consolidated Statements of Stockholders' Equity/(Deficit)

For the period from Reactivation [March 26, 2001] through December 31, 2007

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Deficit Accumulated Prior to and During Development Stage	Total Stockholders' Equity/(Deficit) Balance

March 26, 2001	142,800,000	$14,280	$735,211	$(751,491)	$(2,000)
Reverse split shares:
April 2, 2001, 1 for 1,428 shares	(142,326,538)	(14,233)	14,233		-
October 1, 2006, 1 for 10 shares	(425,888)	(43)	43		-
Issued stock for expenses at $0.02 per share	925,000	93	17,907		18,000
Net loss for 2001				(18,100)	(18,100)
Balance, December 31, 2001	972,574	97	767,394	(769,591)	(2,100)
Issued stock for expenses at $.02 per share	400,000	40	7,960		8,000
Net loss for 2002				(9,205)	(9,205)
Balance, December 31, 2002	1,372,574	137	775,354	(778,796)	(3,305)
Net loss for 2003				(14,695)	(14,695)
Balance, December 31, 2003	1,372,574	137	775,354	(793,491)	(18,000)
Net loss for 2004				(24,150)	(24,150)
Balance, December 31, 2004	1,372,574	137	775,354	(817,641)	(42,150)
Net loss for 2005				(20,564)	(20,564)
Balance, December 31, 2005	1,372,574	137	775,354	(838,205)	(62,714)
Assumption of liabilities by stockholder			93,914		93,914
Net loss for 2006				(168,778)	(168,778)
Balance, December 31, 2006	1,372,574	137	869,268	(1,006,983)	(137,578)
Increase in additional paid-in capital due to stock subscription payable			100,000		100,000
Net loss for 2007				(221,217)	(221,217)
Balance, December 31, 2007	1,372,574	$ 137	$969,268	$(1,228,200)	$(258,795)

See accompanying notes to consolidated  financial statements

Pulmo BioTech Inc. and Subsidiary

(Formerly Acorn Acquisition Corp. and Subsidiary)

[A Development Stage Company]

Consolidated Statements of Cash Flows

	For the Year Ended December 31,		For The Period From Reactivation (March 26, 2001) through
	2007	2006	December 31, 2007
Cash Flows From Operating Activities

Net loss	$ (221,217)	$ (168,778)	$ (476,709)

Adjustments to reconcile net loss to net
cash used by operating activities:
Shares issued for services rendered	-	-	26,000
Increase (Decrease) in cash flows
as a result of changes in asset
and liabilities account balances:
Accounts Payable	(19,639)	6,986	19,611
Income Taxes Payable	(755)	555	-
Net Cash From Operating Activities	(241,611)	(161,237)	(431,098)

Cash Flows from Financing Activities
Proceeds from stock subscriptions	50,000	950,000	1,000,000
Stock subscription refunded	(900,000)	-	(900,000)
Due to affiliate	93,539	-	93,539
Loans payable - related party	68,584	54,640	151,804
Assumption of liabilities by stockholder	-	93,914	93,914
Net Cash From Financing Activities	(687,877)	1,098,554	439,257

Net Increase (Decrease)in Cash	(929,488)	937,317	8,159
Beginning Cash Balance	937,647	330	-
Ending Cash Balance	$ 8,159	$ 937,647	$ 8,159

Supplemental Disclosures
Interest	$ -	$ -	$ -
Income taxes paid	$ 755	$ -	$ 1055

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

NOTE D  -  Accounting for Income Taxes (Continued)

	For the Years Ended December 31,				For The Period From Reactivation (March 26, 2001) through
	2007		2006		December 31, 2007
(Loss) before income taxes	($221,217)		($167,979)		($475,409)

Computed tax benefit at
expected statutory rate:
Federal	($75,200)	(34.0%)	($57,100)	(34.0%)	($162,100)	(34.0%)
Statutory exemption	-	-	-	-	-	-
State, net of federal tax benefit	(10,400)	(4.7%)	(7,700)	(4.7%)	(27,600)	(5.8%)
Net Operating Loss
Valuation allowance	85,600	38.7%	65,600	39.2%	191,000	40.1%
Total tax provision	$ -	-	$ 800	0.5%	$ 1,300	0.3%

NOTE  E  -  Stockholder Loan/Related Party Transactions

A former stockholder had paid expenses on behalf of the Company in the amount of $2,000 during the year ended December 31, 2002, $11,951 during the year ended 2003, $5,350 during 2004, and $9,279 during 2005. In connection with the June 30, 2006 Stock Purchase Agreement (see Note C), the Selling Stockholder assumed the outstanding related party liability of $28,580 and liabilities of $65,334 to third parties.  The assumed liabilities of $93,914 were credited to Additional Paid-in Capital in 2006.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, Garry McCann, who is our Chief Executive Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, Mr. McCann concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of our fiscal year ending December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors ; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We are a development stage organization, with our chief executive officer having control over all the detail accounting transactions and the day-to-day activities. Although this control rests with the chief executive officer, care was taken to select and employ key controls which are sensitive to the segregation of duties issue. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Name	Positions Held	Date of Election	Date of Resignation

Michael Vardakis	President, Treasurer & Director	March 2003	June 2006
Matthew C. Lords	Vice President, Secretary & Director	March 2003	June 2006
Alain U. Vetterli	President, Treasurer, Secretary, CEO, CFO, Director	June 2006	March 2008
Ian Ilsley	Director	June 2006	N/A
Robert L. Banner	Director	June 2006	January 2007
Garry McCann	President, Treasurer, CEO, Director	March 2008	N/A
Rajiv Garg	Chief Financial Officer	May 2008	N/A
Peter B Hirshfield	Secretary	March 2008	N/A

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

Item 13. Exhibits.

Exhibit No.	Description

1	Stock Purchase Agreement dated June 30, 2006[1]
2.1	Agreement and Plan of Merger dated as of October 1, 2006[2]
2.2	Installment Purchase Agreement dated June 30, 2006[3]
2.3	Termination and Release Agreement dated February 13, 2006.[4]
2.4	Agreement and Plan of Merged dated January 4, 2006.[5]
3.1	Certificate of Incorporation dated July 19, 2006.[6]
3.2	By-laws[7]
3.3	Escrow Agreement dated as of June 30, 2006.[8]
10.1	Indemnification Agreement dated as of June 30, 2006.[9]
10.2	Indemnification Agreement dated as of June 30, 2006.[10]
10.3	Indemnification Agreement dated as of March 5, 2008.
10.4	Indemnification Agreement dated as of March 5, 2008.
14	Code of Ethics[11]
20	Schedule 14f-1[12]
21	Our Subsidiaries[13]
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	Registration Agreement.[14]
99.2	Press Release dated October 4, 2007.[15]

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

PULMO BIOTECH INC.

Dated: July 30, 2008	/s/ Garry McCann Garry McCann President, Chief Executive Officer and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: July 30, 2008	/s/ Garry McCann Garry McCann President, Chief Executive Officer and Director
Dated: July 30, 2008	/s/ Rajiv Garg Rajiv Garg Chief Financial Officer
Dated: July 30, 2008	/s/ Ian Ilsley Ian Ilsley Director

Exhibit 31.1

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: July 30, 2008

                                                                                                /s/ Garry McCann.

                                                                                                    Garry McCann.

                                                                                                    Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rajiv Garg, certify that:

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: July 30, 2008

                                                                                                /s/ Rajiv Garg.

                                                                                                    Rajiv Garg.

                                                                                                    Chief Financial Officer

 Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pulmo BioTech Inc.. (the "Registrant") on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Garry McCann, the Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: July 30, 2008

                                                                                                /s/ Garry McCann

                                                                                                    Garry McCann.

                                                                                                     Chief Executive Officer

 Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pulmo BioTech Inc.. (the "Registrant") on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rajiv Garg, the Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: July 30, 2008

                                                                                                /s/ Rajiv Garg

                                                                                                    Rajiv Garg.

                                                                                                     Chief Financial Officer