Form 10-Q
period 2008-06-30
PULMO BIOTECH INC.
filed 2008-08-19
CIK 1286690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

Commission File Number: 000-50678

PULMO BIOTECH INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5622985
(State of incorporation)	(I.R.S. Employer Identification No.)

1035 Park Avenue, Suite 7B, New York NY	10028-0912
(Address of principal executive offices)	(Zip Code)

646-827-9362
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [ X ]No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

NOT APPLICABLE

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

August 15, 2008: Common-     52,622,574

August 15, 2008: Preferred-      0

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence immediately below, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

 Condensed Consolidated Balance Sheets

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)

Assets

Current assets

Cash and cash equivalents	$51,601	$328,532
Sales tax refund receivable	9,207	6,739
Research & development tax credit receivable	297,124	283,829
Prepaid insurance	993	1,402

Total assets	$358,925	$620,502

Liabilities and Stockholders' (Deficit)

Current Liabilities

Loan payable-related party	$1,273,670	$1,319,289
Accounts payable and accrued liabilities	209,027	104,968
Common stock of subsidiary subject to
mandatory redemption	451,628	446,291
Total current liabilities	1,934,325	1,870,548

Stockholders' (deficit)

Preferred stock, 2,500,000 shares authorized at
$0.0001 par value, none issued or outstanding

Common stock, 250,000,000 shares authorized
at $0.0001 par value, 52,622,574 shares
issued and outstanding	5,262	5,262

Additional paid-in capital	86,929	86,929

Unrealized foreign currency translation loss	(13,811)	(12,750)
Deficit accumulated prior to the development stage	(751,491)	(751,491)
Deficit accumulated during development stage	(902,289)	(577,996)
Total stockholders' (deficit)	(1,575,400)	(1,250,046)

Total liabilities and stockholders' (deficit)	$358,925	$620,502

See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

 Condensed Consolidated Statement of Operations

(Unaudited)

			For the Period
			From
			Reactivation
	For the Three	For the Three	(March 26, 2001)
	Months Ended	Months Ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008

General and administrative expenses	$ 206,829	$ 23,768	$ 777,798

Research and development expenses	127,364	-	133,091

Loss before income taxes	334,193	23,768	910,889

Provision (credit) for income taxes	(9,900)	-	(8,600)

Net loss	$(324,293)	$ (23,768)	$(902,289)

Basic and diluted net loss per
common share	$ (0.01)	$ (0.02)

Weighted average common shares
outstanding, basic and diluted	52,622,574	1,372,574

See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Period From Reactivation (March 26, 2001) Through June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (324,293)	$ (23,768)	$ (902,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	-	-	26,000
Changes in assets and liabilities:
Tax credits receivable	(15,763)	-	(15,763)
Prepaid expenses	409	-	409
Accounts payable and other current liabilities
	109,396	13,971	110,864
Net cash used in operating activities
	(230,251)	(9,797)	(780,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock subscriptions	-	-	1,000,000
Stock subscription refunded	-	-	(900,000)
Loan payable-related party	(45,619)	8,250	189,724
Assumption of liabilities by stockholder
	-	-	93,914
Net cash provided by financing activities
	(45,619)	8,250	383,638
Net increase (decrease) in cash	(275,870)	(1,547)	(397,141)
Cash acquired in merger	-	-	462,553
Unrealized foreign currency translation loss
	(1,061)	-	(13,811)
Cash and cash equivalents, beginning of period
	328,532	939,776	-
Cash and cash equivalents, end of period
	$ 51,601	$938,229	$ 51,601

SUPPLEMENTAL DISCLOSURES:
Income taxes paid			$ 1,255

See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

 Condensed Consolidated Statements of Stockholders' Equity/(Deficit)

For the period from Reactivation [March 26, 2001] through June 30, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated Prior to and During Development	Unrealized Translation	Total Equity
	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)
March 26, 2001	142,800,000	$14,280	$735,211	$(751,491)	$-	$(2,000)
Reverse split shares:
April 2, 2001, 1 for 1,428 shares	(142,326,538)	(14,233)	14,233	-	-	-
October 1, 2001, 1 for 10 shares	(425,888)	(43)	43	-	-	-
Issued stock for expenses at $0.02 per share	925,000	93	17,907	-	-	18,000
Net loss	-	-	-	(18,100)	-	(18,100)
Balance at December 31, 2001	972,574	97	767,394	(769,591)	-	(2,100)
Issued stock for expenses at $0.02 per share	400,000	40	7,960	-	-	8,000
Net loss	-	-	-	(9,205)	-	(9,205)
Balance at December 31, 2002	1,372,574	137	775,354	(778,796)	-	(3,305)
Net loss	-	-	-	(14,695)	-	(14,695)
Balance at December 31, 2003	1,372,574	137	775,354	(793,491)	-	(18,000)
Net loss	-	-	-	(24,150)		(24,150)
Balance at December 31, 2004	1,372,574	137	775,354	(817,641)	-	(42,150)
Net loss	-	-	-	(20,564)	-	(20,564)
Balance at December 31, 2005	1,372,574	137	775,354	(838,205)	-	(62,714)
Assumption of liabilities by stockholder	-	-	93,914	-	-	93,914
Net loss	-	-	-	(168,778)	-	(168,778)
Balance at December 31, 2006	1,372,574	137	869,268	(1,006,983)	-	(137,578)
Increase in additional paid-in capital due to stock subscription receivable	-	-	100,000	-	-	100,000
Net loss	-	-	-	(221,217)	-	(221,217)
Balance at December 31, 2007	1,372,574	137	969,268	(1,228,200)	-	(258,795)
Shares issued for acquisition of Lumen	51,250,000	5,125	641,752	(1,524,091)		(877,214)
Deficit of Lumen on acquisition			(1,524,091)	1,524,091		-
Unrealized foreign currency translation loss	-	-	-	-	(12,750)	(12,750)
Net loss	-	-	-	(101,287)	-	(101,287)
Balance at March 31, 2008	52,622,574	5,262	86,929	(1,329,487)	(12,750)	(1,250,046)
Net loss, June 30, 2008 (Unaudited)				(324,293)		(324,293)
Unrealized foreign currency translation loss (Unaudited)					(1,061)	(1,061)
Balance at June 30, 2008 (Unaudited)	52,622,574	$5,262	$86,929	$(1,653,780)	$(13,811)	$(1,575,400)

See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Pulmo BioTech Inc. (formerly Acorn Acquisition Corp.) (the "Company") was incorporated under the laws of the state of Delaware on July 20, 2006 by its then parent, Syntony Group, Inc. The Company was formed to enable Syntony Group, Inc. to merge into the Company, thus effecting a reincorporation in Delaware.

In July 2005, the Company incorporated its wholly owned subsidiary, Syntony Acquisition Corp. (the "Subsidiary"), under the laws of the State of Nevada. The Subsidiary issued 1,000 shares at a par value of $1.00. The Subsidiary was formed for the sole purpose of merging with another company. The Company is in the development stage and is developing its planned principal operations. Financing for the Company's activities to date has been provided primarily by the issuance of stock and by advances from stockholders and an affiliate. (Note 4)

On October 1, 2007, the Company entered into an Agreement and Plan of Merger with Lumen Medical, Inc. ("Lumen"). The Merger Agreement provided for a business combination whereby Lumen was merged with and into the Company in accordance with the terms of the Merger Agreement, with the Company continuing as the surviving corporation (the "Merger"). On February 29, 2008, the transaction was completed. Pursuant to the Merger, the stockholders of Lumen received in exchange for all of the outstanding shares of Lumen an aggregate of 51,250,000 shares of common stock, $0.0001 par value per share of the Company, the Company changed its name to Pulmo BioTech Inc. and changed its trading symbol from ACAQ to PLMO.

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

Lumen was incorporated on February 23, 2006 as a vehicle to invest in North American businesses. On July 27, 2006, Lumen identified PulmoScience, Inc. ("PulmoScience") as the subject for investment and during 2006 increased its ownership of PulmoScience to 51% and in June  2008, increased its ownership in PulmoScience to 61% (See Note 7). PulmoScience is a development stage biotechnology company that is developing a noninvasive Molecular Imaging for the diagnosis of Pulmonary Embolism, Pulmonary Hypertension, and Lung Inflammatory diseases. This new diagnostic methodology is called PulmoBind. PulmoBind uses an intravenously delivered radionucleide tagged molecule which specifically bonds to the inner walls of the circulatory system in the lungs, and by the use of an external Gamma Camera allows an image of the integrity of the blood vessels throughout the lungs to be seen by a diagnostic clinician.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statement presentation.  In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-K for the year ended March 31, 2008.  Interim results are not necessarily indicative of the results for a full year.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Foreign Currency Translation

Monetary assets and liabilities in foreign currency are translated at the exchange rate in effect at the balance sheet date, whereas other assets and liabilities are translated at the transaction date. Income and expenses in foreign currency are translated at the exchange rate in effect at the transaction date. Gains and losses are included in income. The financial statements and transactions of PulmoScience were translated from their functional Canadian currency into U.S. currency using the convenience translation method whereby all Canadian amounts were converted into U.S. dollars at the noon exchange rate quoted by the Bank of Canada as of the balance sheet date.

NOTE 3 - GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 30, 2008. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others.

The Company's management is planning to seek additional sources of debt or equity financing and cash flow through product development and sales.

These factors raise substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue,

NOTE 4 - STOCKHOLDER LOAN RELATED PARTY PAYABLE

As of June 30, 2008, the Company and its subsidiary had borrowed an aggregate of $1,273,671 from a significant stockholder. The loans were non interest bearing and payable upon demand.

For the three months ended June 30, 2008, the Company incurred legal expense due to an officer of the Company for $9,500.

For the three months ended June 30, 2008, the Company paid consulting fees of $45,605 to a Company controlled by an officer/ stockholder.

For the three months ended June 30, 2008, the Company incurred management fees of $18,000 to a stockholder.

For the three months ended June 30, 2008, PulmoScience paid $11,738 in consulting fees to a company that provides software and hardware solutions for commercial and medical events, owned by a director and paid $17,325 in consulting fees to a company owned by a director/officer.  In addition for the three months ended June 30, 2008, $110,039 was incurred in research fees to MHI, a stockholder of Pulmoscience.

NOTE 5 -  INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements.

The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and tax related penalties as general and administrative expenses.

NOTE 6  -  FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted both FAS 157 and FAS 159 without any effect.

Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements", (SFAS 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115", (SFAS 159) 159 permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

NOTE 7 - MINORITY INTEREST

Innovacor Limited Partnership ("ILP") received 3,185,000 shares of PulmoScience in exchange for granting PulmoScience an exclusive sublicense agreement. The fair value of the shares issued to ILP of $676,854 was charged to operations as the acquisition, and write−down of the sublicense. On July 27, 2006, PulmoScience issued 1,715,000 of its common shares to Dr. Jocelyn Dupuis (the originator of the PulmoBind Molecular Imaging technology) for cash of $15 and $364,445 in services regarding research and development costs for a total of $364,460 which represents the fair value of the shares issued on that date. The excess of redemption amount over common shares value of $31,239 was charged to operations at the time issued. These common shares are subject to mandatory redemption upon the death of the stockholder and are adjusted by changes in foreign currency translation.

Through June 17, 2008, PulmoScience was owned 51% by the Company with the remainder of the equity shared between ILP and Dr. Jocelyn Dupuis.  The Company had an option to increase its stake in PulmoScience to 61% with the payment of an additional $200,000 (Canadian). On June 17, 2008, the Company exercised this option by the cancellation of its loan receivable from PulmoScience in exchange for 2,564,102 shares of common stock of PulmoScience.

The Company also has an option to purchase the 39% remaining minority interest in PulmoScience (the "39% Option") for $10,000,000 (Canadian) (the "39% Option Price"). The Company has the option to pay the 39% Option Price in the form of its publicly traded shares having an aggregate market value equal to the 39% Option Exercise Price based on the weighted average price of the Company's publicly traded shares during the 30−days preceding the exercise of the 39% Option converted into Canadian Dollars at the spot rate as published by the Bank of Nova Scotia on the last trading date immediately preceding the exercise of the 39% Option.

As of June 30, 2008, losses incurred by PulmoScience exceed the minority interest of the investment of $676,854 and no minority interest has been recorded. Minority interest will be reinstated when the income exceeds the unrecognized minority losses.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company's ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which the Company may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company's ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statement.

Plan of Operation

Our plan of operation for the next twelve months after the consummation in June 2008 of the exercise of our option increasing our ownership of PulmoScience from 51% to 61% is to concentrate on advancing PulmoScience's PulmoBind technology toward regulatory approval and commercialization.

We will be required to raise additional funds in the next 12 months in order to continue in existence. Since the Change in Ownership referred to in Note D to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2008, the funds required have been provided by our principal stockholder, Tendall FZCO. While Tendall is not obligated to continue providing funding to our Company, it has advised us that it will continue to do so during the next 12 months until the Company is able to raise debt or equity funds from financial institutions of accredited investors.

We do not have any off-balance sheet arrangements and do not expect to have any during the next 12 months.

Results of Operations

The Company had no revenues for the three months ended June 30, 2008 and 2007; and the Company incurred net losses of ($324,293) and ($23,768), respectively, during these periods, primarily as a result of legal and accounting expenses. The increase in the three months ended June 30, 2008, is due to increased consulting, legal and accounting fees.

The Company has generated no profit since reactivation. Cumulative losses total ($902,289) since the Company's reactivation on March 26, 2001 . Primarily, these losses are the result of legal and accounting expenses.

Liquidity

At June 30, 2008, the Company had  $51,601 in cash resources.

Off-balance sheet arrangements

We had no off -balance sheet arrangements as of June 30, 2008 or during the quarter then ended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have no market risk sensitive instruments.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We had no changes in our internal control over financial reporting during the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Recent Sales of Unregistered Securities.

Except as set forth below in our previous filings with the Securities and Exchange Commission, we have not sold any unregistered securities during the last three years.

Use of Proceeds of Registered Securities

There were no proceeds received during the three month period ending June 30, 2008, from the sale of registered securities of the Company because we did not register under the Securities Act of 1933 the sale of any securities during such period.

Purchases of Equity Securities by Us and Affiliated Purchasers

Neither we nor any of our affiliated persons purchased any shares of Common Stock of the Company during the three month period ended June 30, 2008.

Item 3. Defaults upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.  Other Information.

(a)  This Quarterly Report does not include any information required to be disclosed in a report on Form 8-K during the period covered by this Quarterly Report.

(b) During the period covered by this Quarterly Report, our Board of Directors consisted of Garry McCann and Ian Ilsley, with one vacancy. Mr. McCann is an interested director, but Mr. Ilsley is an independent director. When we fill the vacancy on our Board of Directors, it will be with an independent director.

We have not established an Audit Committee, a Nominating Committee or a Compensation Committee  because, due to our lack of operations and the fact that we only have only two directors, we believe that our Board of Directors is able to effectively manage the issues normally considered by those committees. If we do establish one or more of these committees, we will disclose this change in a public filing.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

Exhibit No.	Description

1	Stock Purchase Agreement dated June 30, 2006[1]
2.1	Agreement and Plan of Merger dated as of October 1, 2006[2]
2.2	Installment Purchase Agreement dated June 30, 2006[3]
2.3	Termination and Release Agreement dated February 13, 2006.[4]
2.4	Agreement and Plan of Merged dated January 4, 2006.[5]
3.1	Certificate of Incorporation dated July 19, 2006.[6]
3.2	By-laws[7]
3.3	Escrow Agreement dated as of June 30, 2006.[8]
10.1	Indemnification Agreement dated as of June 30, 2006.[9]
10.2	Indemnification Agreement dated as of June 30, 2006.[10]
10.3	Indemnification Agreement dated as of March 5, 2008.[11]
10.4	Indemnification Agreement dated as of March 5, 2008.[12]
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	Registration Agreement.[13]

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

[7] Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on March 19, 2007.

[8] Incorporated by reference to Exhibit 10.3 to our Form 8-K filed July 7, 2006.

[9] Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed on March 19, 2007.

[10] Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed on March 19, 2007.

[11] Incorporated by reference to Exhibit 10.1 our Form 10-K/A filed July 31, 2008.

[12] Incorporated by reference to Exhibit 10.2 to our Form 10-K/A filed July 31, 2008.

[13] Incorporated by reference to Exhibit 99 to our Form 10SB12G filed April 12, 2004.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                PULMO BIOTECH INC.

Date: August 19, 2008	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

Date: August 19, 2008	By: /s/ Rajiv Garg
Rajiv Garg, Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify that:

1. I have reviewed this Quarterly Report of Pulmo BioTech Inc.  (the "Registrant") on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

b.       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.       Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

d.       Disclosed in this Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: August 19, 2008	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rajiv Garg, certify that:

1. I have reviewed this Quarterly Report of Pulmo BioTech Inc.  (the "Registrant") on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

b.       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.       Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

d.       Disclosed in this Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: August 19, 2008	By: /s/ Rajiv Garg
Rajiv Garg, Chief Financial Officer

 Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Garry McCann, the Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date: August 19, 2008	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

  Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rajiv Garg, the Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date: August 19, 2008	By: /s/ Rajiv Garg
Rajiv Garg, Chief Financial Officer