Form 10KSB/A
period 2007-12-31
PULMO BIOTECH INC.
filed 2008-08-28
CIK 1286690

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

August 26, 2008: Common - 52,622,574

August 26, 2008: Preferred - 0

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

On May 2, 2008, Garry McCann resigned as our Chief Financial Officer, while retaining his positions as President and Chief Executive Officer of the Company. Mr. McCann resigned from such office to make room for the appointment of Rajiv Garg as the Company's Chief Financial Officer.

On May 2, 2008, Rajiv Garg was appointed to fill the vacancy caused by Mr. McCann's resignation as Chief Financial Officer of the Company.

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

Our management identified inadequacies in our disclosure controls and procedures over our financial reporting as at December 31, 2007

As at December 31, 2007, our management has determined that the Company's disclosure controls and procedures over our financial reporting were ineffective in that they did not result in our Annual Report for the year then ended on Form 10-KSB being filed with the proper certifications required under the Securities Exchange Act of 1934 and the rules and regulations thereunder. Although the Company has taken steps to cure the ineffectiveness of its disclosure controls and procedures over our financial reporting, including the hiring of Rajiv Garg as our Chief Financial Officer and the allocation of additional funds and personnel to improves disclosure controls and procedures over our financial reporting on a prospective basis, there can be no assurance that such steps will be effective because the Company is still a development stage organization that does not have any full time employees and relies on the services of independent contractors who provides their services to the Company on a non-exclusive basis.

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

Item 8A.  Controls and Procedures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer initially concluded that our disclosure controls and procedures were effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. However, after we filed our Annual Report, it came to management's attention that the Company did not maintain disclosure controls and procedures that were adequate to ensure that the certifications filed as exhibits to our Annual Report on Form 10-KSB for the period ended December 31, 2007 complied with the SEC's rules and regulations. It has also come to management's attention that when we filed our first amendment to such Annual Report to correct such certifications, we did not maintain disclosure controls and procedures that were adequate to ensure that Item 8A of such Annual Report would be amended to reflect the inadequacy of our internal controls and procedures over financial reporting as at December 31, 2007.

Therefore, management's current conclusion is that as of December 31, 2007 our disclosure controls and procedures were not effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, Garry McCann, who is our Chief Executive Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, Mr. McCann concluded that our disclosure controls and procedures were not effective, as of the date of his evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

In light of management's assessment of the ineffectiveness of our controls and procedures over financial reporting as at December 31, 2007, we have hired a Chief Financial Officer and allocated additional funds and personnel to improve disclosure controls and procedures on a prospective basis.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of our fiscal year ending December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management now believes that the Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, it has come to management's attention that the Company did not maintain disclosure controls and procedures that were adequate to ensure that the certifications filed as exhibits to our Annual Report on Form 10-KSB for the period ended December 31, 2007 complied with the SEC's rules and regulations. It has also come to our attention that when we filed our first amendment to such Annual Report to correct such certifications, we did not maintain disclosure controls and procedures that were adequate to ensure that this Management's Report on Internal Controls over Financial Reporting would be amended to reflect the inadequacy of our internal controls and procedures over financial reporting as at December 31, 2007.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal controls over financial reporting now include those policies and procedures that:

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

Management has reassessed the effectiveness of our internal controls and procedures over financial reporting as of December 31, 2007 and found them ineffective in that they did not result in our Annual Report being filed with the proper certifications required under the Securities Exchange Act of 1934 and the rules and regulations thereunder. Although we filed an amended Annual Report to correct the deficiencies in such certifications, we failed to amend this section to reflect such ineffectiveness.

In light of management's assessment of the ineffectiveness of our controls and procedures over financial reporting as at December 31, 2007, we have hired a Chief Financial Officer and allocated additional funds and personnel to improve disclosure controls and procedures on a prospective basis.

In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We are a development stage organization. As at December 31, 2007, our chief executive officer had control over all the detail accounting transactions and the day-to-day activities. In hindsight, management's assessment is that this was not sufficient to ensure adequate internal controls and procedures over financial reporting as at December 31, 2007. In light of that assessment we have hired a Chief Financial Officer and allocated additional funds to improve our internal control and procedures over financial reporting on a prospective basis.

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

Rajiv K. Garg, age 49, has since July 2007 been an independent business consultant having 22 years of extensive experience in the investment banking and finance industry covering financial control, evaluation of businesses, regulatory liaison and development of macro/micro risk management systems. Between 2005 and July 2007, Mr. Garg was Executive Vice President of Merisel Americas Inc. in charge of Corporate Strategy and Mergers and Acquisitions. In July 2005 Mr. Garg and his partners sold their related service businesses to Merisel after increasing their value ten fold in three years. From 2000 to 2005, Mr. Garg was a principal in a health care/services private equity firm, where he acted as Chief Financial Officer and Head of Business Development. From 1994 to 2000, Mr. Garg was Head of Global Risk Management for Credit Suisse First Boston in New York, where he conceptualized, planned and implemented a market risk management system for fixed income, equities, private equity and investment banking. Between 1992 and 1994, Mr. Garg was a Global Business Manager for Credit Suisse First Boston in London, where, as a member of the Treasury and Exposure Committee, he was responsible for creating a single global foreign exchange trading system by merging three separate foreign exchange trading entitles into one global business with annual savings of eight million dollars, reviewed various trading systems and implemented a global integrated front to back system in all locations and obtained Securities and Futures Authority approval for reducing capital requirements. From 1986 to 1992, Mr. Garg was Vice President, Business Manager, Derivatives for Bankers Trust Company in London. Mr. Garg graduated in 1976 from Delhi University, Delhi, India, with a Bachelor of Commerce (Honors) and completed "A" Levels in 1977 at Westminster College, London. Mr. Garg is a member of the Institute of Chartered Accountants in England and Wales, the Securities and Futures Authority and the Global Association of Risk Professionals.

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

PULMO BIOTECH INC.

Dated: August 27, 2008	/s/ Garry McCann Garry McCann President, Chief Executive Officer and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: August 27, 2008	/s/ Garry McCann Garry McCann President, Chief Executive Officer and Director
Dated: August 27, 2008	/s/ Rajiv Garg Rajiv Garg Chief Financial Officer
Dated: August 27, 2008	/s/ Ian Ilsley Ian Ilsley Director

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify that:

1. I have reviewed this Annual Report of Pulmo BioTech Inc.  (the "Registrant") on Form 10-KSB/A for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report");

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

Dated: August 27, 2008

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

                                                                                                    Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rajiv Garg, certify that:

1. I have reviewed this Annual Report of Pulmo BioTech Inc.  (the "Registrant") on Form 10-KSB/A for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report");

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

Dated: August 27, 2008

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

                                                                                                    Chief Financial Officer

 Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pulmo BioTech Inc.. (the "Registrant") on Form 10-KSB/A for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Garry McCann, the Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: August 27, 2008

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

                                                                                                     Chief Executive Officer

 Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pulmo BioTech Inc.. (the "Registrant") on Form 10-KSB/A for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rajiv Garg, the Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: August 27, 2008

                                                                                                /s/ Rajiv Garg

                                                                                                    Rajiv Garg.

                                                                                                     Chief Financial Officer