Form 10-Q
period 2008-09-30
PULMO BIOTECH INC.
filed 2008-11-14
CIK 1286690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

NOT APPLICABLE

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

November  13, 2008: Common- 52,621,574

November 13, 2008: Preferred-                        0

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence immediately below, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Pulmo BioTech Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$65,913	$328,532
Sales tax refund receivable	10,576	6,739
Research & development tax credit receivable	308,472	283,829
Prepaid insurance	552	1,402
Total assets	$385,513	$620,502

Liabilities and Stockholders' (Deficit)

Current Liabilities
Loan payable - related party	$1,523,671	$1,319,289
Accounts payable and accrued expenses	200,645	104,968
Common stock of subsidiary subject to
mandatory redemption	439,585	446,291

Total current liabilities	2,163,901	1,870,548

Stockholders' (deficit)
Preferred stock, 2,500,000 shares authorized at
$0.0001 par value, none issued or outstanding
	5,262	5,262
Common stock, 250,000,000 shares authorized at $0.0001 par value, issued 52,621,574 and 52,622,574 shares, respectively, outstanding
Additional paid-in capital	86,929	86,929
Unrealized foreign currency translation loss	(16,128)	(12,750)
Deficit accumulated prior to the development stage	(751,491)	(751,491)
Deficit accumulated during development stage	(1,100,960)	(577,996)
Treasury stock, at cost (1,000 shares of
common stock)	(2,000)
Total stockholders' (deficit)	(1,778,388)	(1,250,046)

Total liabilities and stockholders' (deficit)	$385,513	$620,502

See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

			For the Period
			From
			Reactivation
	For the Six	For the Six	(March 26, 2001)
	Months Ended	Months Ended	Through
	September 30, 2008	September 30, 2007	September 30, 2008

General and administrative expenses	$329,298	$101,280	$900,267

Research and development expense	222,574	-	228,301

Loss before income taxes	$551,872	$101,280	1,128,568

Provision (credit) for income taxes	(28,908)	-	(27,608)

Net Loss	($522,964)	($101,280)	($1,100,960)

Basic and diluted net loss per common share	($0.01)	($0.07)

Weighted average common shares outstanding, basic and diluted	52,621,574	1,372,574

	For the Three Months Ended September 30, 2008	For the Three Months ended September 30, 2007

General and administrative expenses	$122,469	$77,512

Research and development expense	95,210	-

Loss before income taxes	217,679	77,512

Provision (credit) for income taxes	(19,008)

Net Loss	($198,671)	($77,512)

Basic and diluted net loss per common share	*	($0.06)

Weighted average common shares outstanding, basic and diluted	52,621,574	1,372,574
* Less than $0.01, per share

  See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary
A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
			From
			Reactivation
	For the Six	For the Six	(March 26, 2001)
	Months Ended	Months Ended	Through
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($522,964)	($101,280)	($1,100,960)

Adjustments to reconcile net loss to net cash used
in operating activities:
Shares issued for services rendered	-	-	26,000

Changes in assets and liabilities
Tax credits receivable	(28,480)	-	(28,480)
Prepaid expenses	850	-	850
Accounts payable and other current liabilities	88,971	28,457	90,439

Net cash used in operating activities	(461,623)	(72,823)	(1,012,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscriptions			1,000,000
Stock subscriptions refunded	-	(900,000)	(900,000)
Due to affiliate	-	-	83,539
Loan payable-related party	204,382	41,258	356,186
Treasury stock	(2,000)	-	(2,000)
Assumption of liabilities by stockholder	-	-	93,914

Net cash provided by financing activities	202,382	(858,742)	631,639

Net increase (decrease) in cash	(259,241)	(931,565)	(380,512)

Cash acquired in merger	-	-	462,553

Unrealized foreign currency translation loss	(3,378)	-	(16,128)

Cash and cash equivalents, beginning of period	328,532	939,777	-

Cash and cash equivalents, end of period	$65,913	8,212	$65,913

SUPPLEMENTAL DISCLOSURES:

Income taxes paid			$1,255

 See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity/(Deficit)
For the period from Reactivation [March 26, 2001] through September 30, 2008

	Common Stock		Additional Paid-in Capital	Deficit Accumulated Prior to and During Development Stage	Unrealized Translation Gain (Loss)	Treasury Stock		Total Equity (Deficit)
	Shares	Amount				Shares	Amount

March 26, 2001	142,800,000	$14,280	$735,211	($751,491)	-	-	-	($2,000)
Reverse split shares:
April 2, 2001, 1 for 1,428 shares	(142,326,538)	(14,233)	14,233	-	-	-	-	-
October 1, 2001, 1 for 10 shares	(425,888)	(43.00)	43	-	-	-	-	-
Stock issued for expenses at $0.02 per share	925,000	93	17,907	-	-	-	-	18,000
Net loss	-	-	-	(18,100)	-	-	-	(18,100)
Balance at December 31, 2001	972,574	97	767,394	(769,591)	-	-	-	(2,100)
Issued stock for expenses at $0.02 per share	400,000	40	7,960	-	-	-	-	8,000
Net loss	-	-	-	(9,205)	-	-	-	(9,205)
Balance at December 31, 2002	1,372,574	137	775,354	(778,796)	-	-	-	(3,305)
Net loss	-	-	-	(14,695)	-	-	-	(14,695)
Balance at December 31, 2003	1,372,574	137	775,354	(793,491)	-	-	-	(18,000)
Net loss	-	-	-	(24,150)	-	-	-	(24,150)
Balance at December 31,2004	1,372,574	137	775,354	(817,641)	-	-	-	(42,150)
Net loss	-	-	-	(20,564)	-	-	-	(20,564)
Balance at December 31, 2005	1,372,574	137	775354	(838,205)	-	-	-	(62,714)
Assumption of liabilities by stockholder	-	-	93,914	-	-	-	-	93,914
Net loss	-	-	-	(168,778)	-	-	-	(168,778)
Balance at December 31, 2006	1,372,574	137	869,268	(1,006,983)	-	-	-	(137,578)
Increase in additional paid-in capital due to stock subscription receivable	-	-	100,000	-	-	-	-	100,000
Net loss	-	-	-	(221,217)	-	-	-	(221,217)
Balance at December 31, 2007	1,372,574	137	969,268	(1,228,200)	-	-	-	(258,795)
Shares issued for acquisition of Lumen	51,250,000	5,125	641,752	(1,524,091)	-	-	-	(877,214)
Deficit of Lumen on acquisition	-	-	(1,524,091)	1,524,091	-	-	-	-
Unrealized foreign currency translation loss	-	-	-	-	(12,750)	-	-	(12,750)
Net loss	-	-	-	(101,287)	-	-	-	(101,287)
Balance at March 31, 2008	52,622,574	5,262	86,929	(1,329,487)	(12,750)	-	-	(1,250,046)
Treasury stock acquired at $2.00, per share (Unaudited)	-	-	-	-	-	1,000	(2,000)	(2,000)
Unrealized foreign currency translation loss (Unaudited)	-	-	-	-	(3,378)	-	-	(3,378)
Net loss, September 30, 2008 (Unaudited)	-	-	-	(522,964)	-	-	-	(522,964)
Balance at September 30, 2008 (Unaudited)	52,622,574	$5,262	$86,929	($1,852,451)	($16,128)	1,000	($2,000)	($1,778,388)

 See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

September 30, 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company together with the Company's management discussion and analysis in the Company's March 31, 2008 Form 10-K. Interim results are not necessarily indicative of the results for a full year.

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

NOTE 3 - GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from inception, has a net working capital deficiency, and has had no operating revenue sources through September  30, 2008. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others.

The Company's management is planning to seek additional sources of debt or equity financing and cash flow through product development and sales. There can be no assurance that management will be successful in its efforts or at favorable terms.

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

NOTE 4 - STOCKHOLDER LOAN RELATED PARTY PAYABLE

As of September 30, 2008, the Company and its subsidiary had borrowed an aggregate of $1,523,671 from a significant stockholder. The loans were non interest bearing and payable upon demand.

For the three and six months ended September 30, 2008, the Company incurred legal expense due to an officer of the Company for $11,125 and $20,625, respectively.

For the three and six months ended September 30, 2008, the Company paid consulting fees of $43,620 and $89,225, respectively, to a Company controlled by an officer/ stockholder.

 For the three and six months ended September 30, 2008, the Company incurred management fees of $0 and $18,000, respectively,  to a former stockholder.

For the six months ended September 30, 2008, PulmoScience paid $13,490 in consulting fees to a company that provides software and hardware solutions for commercial and medical events, owned by a director and paid $20,236 in consulting fees to a company owned by a director/officer. In addition for the six months ended September 30, 2008, $167,649 was incurred in research fees to MHI, a stockholder of Pulmoscience.

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

As of September 30, 2008, losses incurred by PulmoScience exceed the minority interest of the investment of $676,854 and no minority interest has been recorded. Minority interest will be reinstated when the income exceeds the unrecognized minority losses.

NOTE 8-TREASURY STOCK

In August, 2008 a former officer of the Company had sold his 1,000 shares of common stock for $2 per share to the Company. The Company has recorded this acquisition of stock as Treasury stock.

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

Results of Operations

The Company had  no revenues for the six months ended September 30, 2008 and 2007, and the Company incurred net losses of ($522,964) and ($101,280), respectively. General and administrative expense increased by $288,018 for the six months ended September 30, 2008 as compared to the 2007 period,  primarily as a result of an increase in legal and accounting expenses. Research and development expense was $222,574 for the  six months ended September 30, 2008,  as compared to none in the 2007 period.

The Company has generated no profit since reactivation. Cumulative losses total ($1,100,960) since the Company's reactivation on March 26, 2001. Primarily, these losses are the result of legal and accounting expenses, in addition to the research and development expense of $228,301.

Liquidity

At September 30, 2008, the Company had $65,913 in cash resources.  While the Company's cash resources at September 30, 2008 were not sufficient to pay the Company's accounts payable and accrued expenses at that date or to provide for the expected expenses of the Company during the next 12 months, Tendall FZCO has confirmed to the Company that it will continue to provide funding to the Company on as needed basis during such 12 month period if the Company is unable to raise debt or equity funds from financial institutions or other accredited investors.

Off-balance sheet arrangements

We had no off -balance sheet arrangements as of September 30, 2008 or during the quarter then ended.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the six month period ending September 30, 2008, from the sale of registered securities of the Company because we did not register under the Securities Act of 1933 the sale of any securities during such period.

Purchases of Equity Securities by Us and Affiliated Purchasers

In August, 2008, we had purchased 1,000 shares of Common Stock of the Company for a price of $2 per share from a former officer. This acquisition was recorded as treasury stock.

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

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMO BIOTECH INC.

Date: November 14 , 2008	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

Date: November 14 , 2008	By: /s/ Rajiv Garg
Rajiv Garg, Chief Financial Officer

Exhibit 31.1

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify that:

1. I have reviewed this Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-1 5(e) and 15d- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

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

c.         Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Report our conclusionsabout the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

d.         Disclosed in this Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 14 , 2008	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

A signed original of this written statement required by Section 302 has been provided to Pulmo Biotech, Inc. and will be retained by Pulmo Biotech, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 31.2

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rajiv Garg, certify that:

1. I have reviewed this Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 1 3a-1 5(e) and 1 5d- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

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

c.         Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Report our conclusionsabout the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

d.         Disclosed in this Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 14 , 2008	By: /s/ Rajiv Garg
Rajiv Garg, Chief Financial Officer

A signed original of this written statement required by Section 302 has been provided to Pulmo Biotech, Inc. and will be retained by Pulmo Biotech, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350,

 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of Pulmo Biotech, Inc. for the quarter ended September 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pulmo Biotech, Inc.

I, Rajiv Garg, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that the Quarterly Report on Form 10-Q of Pulmo Biotech, Inc. for the quarter ended September 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pulmo Biotech, Inc.

Date: November 14, 2008	By: /s/ Garry McCann
Garry McCann
President and Chief Executive Officer

Date: November 14, 2008	By: /s/ Rajiv Garg
Rajiv Garg
Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Pulmo Biotech, Inc. and will be retained by Pulmo Biotech, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.