Form 10-Q
period 2008-12-31
PULMO BIOTECH INC.
filed 2009-02-24
CIK 1286690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

Commission File Number: 000-50678

PULMO BIOTECH INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5622985
(State of incorporation)	(I.R.S. Employer Identification No.)

1035 Park Avenue, Suite 7B, New York NY	10028-0912
(Address of principal executive offices)	(Zip Code)

646-827-9362
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

NOT APPLICABLE

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

February 23, 2009: Common- 52,621,574

February 23, 2009: Preferred-       0

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence immediately below, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Pulmo BioTech Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$16,616	$328,532
Sales tax refund receivable	14,765	6,739
Research & development tax credit receivable	261,958	283,829
Prepaid insurance	117	1,402
Total assets	$293,456	$620,502

Liabilities and Stockholders' (Deficit)

Current Liabilities
Loan payable-related party	$1,523,671	$1,319,289
Accounts payable and accrued expenses	296,854	104,968
Common stock of subsidiary subject to
mandatory redemption	373,300	446,291

Total current liabilities	2,193,825	1,870,548

Stockholders' (deficit)

Preferred stock, 2,500,000 shares authorized at
$0.0001 par value, none issued or outstanding

Common stock, 250,000,000 shares authorized
at $0.0001 par value, 52,621,574 and 52,622,574
shares, respectively, issued and outstanding	5,262	5,262
Additional paid-in capital	86,929	86,929
Unrealized foreign currency translation loss	(24,729)	(12,750)
Deficit accumulated prior to the development stage	(751,491)	(751,491)
Deficit accumulated during development stage	(1,214,340)	(577,996)
Treasury stock, at cost (1,000 shares of
common stock)	(2,000)
Total stockholders' (deficit)	(1,900,369)	(1,250,046)

Total liabilities and stockholders' (deficit)	$293,456	$620,502

See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

			For the Period
			From
			Reactivation
	For the Nine	For the Nine	(March 26, 2001)
	Months Ended	Months Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2008

General and administrative expenses	$404,992	$183,981	$975,960
Research and development expense	255,901	-	261,627
Loss before income taxes	$660,893	$183,981	1,237,587

Provision (credit) for income taxes	(24,549)	-	(23,247)

Net Loss	$636,344	$183,981	$1,214,340

Basic and diluted net loss per common share	($0.01)	($0.13)

Weighted average common shares outstanding, basic and diluted	52,621,574	1,372,574

	For the Three	For the Three
	Months Ended	Months ended
	December 31, 2008	December 31, 2007

General and administrative expenses	$75,693	$82,701
Research and development expense	33,326	-
Loss before income taxes	$109,019	$82,701

Provision (credit) for income taxes	4,361	-

Net Loss	($113,380)	($82,701)

Basic and diluted net loss per common share	*	($0.06)

Weighted average common shares outstanding, basic and diluted	52,621,574	1,372,574

* Less than $0.01, per share

See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

			For the Period
			From
			Reactivation
	For the Nine	For the Nine	(March 26, 2001)
	Months Ended	Months Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($636,344)	($183,981)	($1,214,340)

Adjustments to reconcile net loss to net cash used
in operating activities:
Shares issued for services rendered	-	-	26,000

Changes in assets and liabilities
Tax credits receivable	13,825		13,825
Prepaid expenses	1,285		1,285
Accounts payable and other current liabilities	118,915	(4,422)	120,383
Net cash used in operating activities	(502,319)	(188,403)	(1,052,847)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions			1,000,000
Stock subscriptions refunded		(900,000)	(900,000)
Due to affiliate		93,539	83,539
Loan payable-related party	204,382	63,246	356,186
Treasury stock	(2,000)		(2,000)
Assumption of liabilities by stockholder			93,914
Net cash provided by financing activities	202,382	($743,215)	631,639

Net increase (decrease) in cash	(299,937)	(931,618)	(421,208)
Cash acquired in merger			462,553
Unrealized foreign currency translation loss	(11,979)		(24,729)
Cash and cash equivalents, beginning of period	328,532	939,777	-
Cash and cash equivalents, end of period	$16,616	$8,159	$16,616

SUPPLEMENTAL DISCLOSURES:
Income taxes paid			$1,255

See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
For the period from Reactivation [March 26, 2001] through December 31, 2008

	Common Stock		Additional Paid-in Capital	Deficit Accumulated Prior to and During Development Stage	Unrealized Translation Gain (Loss)	Treasury Stock		Total Equity (Deficit)
	Shares	Amount				Shares	Amount

March 26, 2001	142,800,000	$14,280	$735,211	($751,491)	-	-	-	($2,000)
Reverse split shares:
April 2, 2001, 1 for 1,428 shares	(142,326,538)	(14,233)	14,233	-	-	-	-	-
October 1, 2001, 1 for 10 shares	(425,888)	(43.00)	43	-	-	-	-	-
Stock issued for expenses at $0.02 per share	925,000	93	17,907	-	-	-	-	18,000
Net loss	-	-	-	(18,100)	-	-	-	(18,100)
Balance at December 31, 2001	972,574	97	767,394	(769,591)	-	-	-	(2,100)
Issued stock for expenses at $0.02 per share	400,000	40	7,960	-	-	-	-	8,000
Net loss	-	-	-	(9,205)	-	-	-	(9,205)
Balance at December 31, 2002	1,372,574	137	775,354	(778,796)	-	-	-	(3,305)
Net loss	-	-	-	(14,695)	-	-	-	(14,695)
Balance at December 31, 2003	1,372,574	137	775,354	(793,491)	-	-	-	(18,000)
Net loss	-	-	-	(24,150)	-	-	-	(24,150)
Balance at December 31,2004	1,372,574	137	775,354	(817,641)	-	-	-	(42,150)
Net loss	-	-	-	(20,564)	-	-	-	(20,564)
Balance at December 31, 2005	1372574	137	775354	(838,205)	-	-	-	(62,714)
Assumption of liabilities by stockholder	-	-	93,914	-	-	-	-	93,914
Net loss	-	-	-	(168,778)	-	-	-	(168,778)
Balance at December 31, 2006	1,372,574	137	869,268	(1,006,983)	-	-	-	(137,578)
Increase in additional paid-in capital due to stock subscription receivable	-	-	100,000	-	-	-	-	100,000
Net loss	-	-	-	(221,217)	-	-	-	(221,217)
Balance at December 31, 2007	1,372,574	137	969,268	(1,228,200)	-	-	-	(258,795)
Shares issued for acquisition of Lumen	51,250,000	5,125	641,752	(1,524,091)	-	-	-	(877,214)
Deficit of Lumen on acquisition	-	-	(1,524,091)	1,524,091	-	-	-	-
Unrealized foreign currency translation loss	-	-	-	-	(12,750)	-	-	(12,750)
Net loss	-	-	-	(101,287)	-	-	-	(101,287)
Balance at March 31, 2008	52,622,574	5,262	86,929	(1,329,487)	(12,750)	-	-	(1,250,046)
Treasury stock acquired at $2 per share	(1,000)	-	-	-	-	1,000	(2,000)	(2,000)
Unrealized foreign currency translation loss	-	-	-	-	(11,979)	-	-	(11,979)
Net loss, December 31, 2008 (Unaudited)	-	-	-	(636,344)	-	-	-	(636,344)
Balance at December 31, 2008 (Unaudited)	52,621,574	$5,262	$86,929	($1,965,831)	($24,729)	1,000	($2,000)	($1,900,369)

See accompanying notes to consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 3 - GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from inception, has a net working capital deficiency, and has had no operating revenue sources through December 31, 2008. Financing the Company's activities to date has primarily been the result of borrowing from a stockholder and others. The stockholder has stated that it will continue to provide funding to the Company on an as needed basis during the coming 12 month period if the Company is unable to raise debt or equity funds from financial institutions or other accredited investors.

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

NOTE 4 - STOCKHOLDER LOAN RELATED PARTY PAYABLE

As of December 31, 2008, the Company and its subsidiary had borrowed an aggregate of $1,523,671 from a significant stockholder. The loans were non interest bearing and payable upon demand.

For the three and nine months ended December 31, 2008, the Company incurred legal expense due to an officer of the Company for $0 and $20,625, respectively.

For the three and nine months ended December 31, 2008, the Company incurred consulting fees of $22,032 and $111,257, respectively, to a Company controlled by an officer/ stockholder.

 For the three and nine months ended December 31, 2008, the Company incurred management fees of $0 and $18,000, respectively, to a former stockholder.

For the nine months ended December 31, 2008, PulmoScience incurred $28,306 in consulting fees to a company that provides software and hardware solutions for commercial and medical events, owned by a director and incurred $72,253 in consulting fees to a company owned by a director/officer. In addition, for the nine months ended December 31, 2008, $214,697 was incurred in research fees and $99,439 in consulting fees to MHI, a stockholder of PulmoScience.

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

NOTE 7 - MINORITY INTEREST

Innovacor Limited Partnership ("ILP") received 3,185,000 shares of PulmoScience in exchange for granting PulmoScience an exclusive sublicense agreement. The fair value of the shares issued to ILP of $676,854 was charged to operations as the acquisition, and write down of the sublicense. On July 27, 2006, PulmoScience issued 1,715,000 of its common shares to Dr. Jocelyn Dupuis (the originator of the PulmoBind Molecular Imaging technology) for cash of $15 and $364,445 in services regarding research and development costs for a total of $364,460 which represents the fair value of the shares issued on that date. The excess of redemption amount over common shares value of $31,239 was charged to operations at the time issued. These common shares are subject to mandatory redemption upon the death of the stockholder and are adjusted by changes in foreign currency translation.

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

The Company also has an option to purchase the 39% remaining minority interest in PulmoScience (the "39% Option") for $10,000,000 (Canadian) (the "39% Option Price"). The Company has the option to pay the 39% Option Price in the form of its publicly traded shares having an aggregate market value equal to the 39% Option Exercise Price based on the weighted average price of the Company's publicly traded shares during the 30 days preceding the exercise of the 39% Option converted into Canadian Dollars at the spot rate as published by the Bank of Nova Scotia on the last trading date immediately preceding the exercise of the 39% Option.

As of December 31, 2008, losses incurred by PulmoScience exceed the minority interest of the investment of $676,854 and no minority interest has been recorded. Minority interest will be reinstated when the income exceeds the unrecognized minority losses.

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

Results of Operations

The Company had  no revenues for the nine months ended December 31, 2008 and 2007, and the Company incurred net losses of ($636,344) and ($183,981), respectively. General and administrative expense increased by $221,011 for the nine months ended December 31, 2008 as compared to the 2007 period, primarily as a result of an increase in legal and accounting expenses. Research and development expense was $255,901 for the nine months ended December 31, 2008,  as compared to none in the 2007 period.

The Company has generated no profit since reactivation. Cumulative losses total ($1,214,340) since the Company's reactivation on March 26, 2001. Primarily, these losses are the result of legal and accounting expenses, in addition to research and development expense of $255,901.

Liquidity

At December 31, 2008, the Company had $16,616 in cash resources. While the Company's cash resources at December 31, 2008 were not sufficient to pay the Company's accounts payable and accrued expenses at that date or to provide for the expected expenses of the Company during the next 12 months, Tendall FZCO has confirmed to the Company that it will continue to provide funding to the Company on an as needed basis during such 12 month period if the Company is unable to raise debt or equity funds from financial institutions or other accredited investors.

Off-balance sheet arrangements

We had no off -balance sheet arrangements as of December 31, 2008 or during the quarter then ended.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the nine month period ending December 31, 2008, from the sale of registered securities of the Company because we did not register under the Securities Act of 1933 the sale of any securities during such period.

Purchases of Equity Securities by Us and Affiliated Purchasers

In August, 2008, we purchased 1,000 shares of Common Stock of the Company for a price of $2 per share from a former officer. This acquisition was recorded as treasury stock.

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
PULMO BIOTECH INC.
Date: February 23, 2009	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

Date: February 23, 2009	By: /s/ Rajiv Garg
Rajiv Garg, Chief Financial Officer

Exhibit 31.1

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify that:

1. I have reviewed this Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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

Date: February 23, 2009	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

 A signed original of this written statement required by Section 302 has been provided to Pulmo BioTech Inc. and will be retained by Pulmo BioTech Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 31.2

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rajiv Garg, certify that:

1. I have reviewed this Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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

Date: February 23, 2009	By: /s/ Rajiv Garg
Rajiv Garg, Chief Financial Officer

 A signed original of this written statement required by Section 302 has been provided to Pulmo BioTech Inc. and will be retained by Pulmo BioTech Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350,

 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of Pulmo BioTech Inc. for the quarter ended December 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pulmo BioTech Inc.

I, Rajiv Garg, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that the Quarterly Report on Form 10-Q of Pulmo BioTech Inc. for the quarter ended December 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pulmo BioTech Inc.

Date: February 23, 2009	By: /s/ Garry McCann
Garry McCann
President and Chief Executive Officer

Date: February 23, 2009	By: /s/ Rajiv Garg
Rajiv Garg
Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Pulmo BioTech Inc. and will be retained by Pulmo BioTech Inc. and furnished to the Securities and Exchange Commission or its staff upon request.