Form 10-K
period 2009-03-31
PULMO BIOTECH INC.
filed 2009-07-14
CIK 1286690

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50678

PULMO BIOTECH INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-5622985
(State of Incorporation)	(I.R.S. Employer Identification No.)

1035 Park Avenue, Suite 7B, New York NY	10028
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (646) 827-9362
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company: Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer[  ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company: Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 30, 2008): $277,146. On September 30, 2008, there were approximately 138,573 shares of common voting stock of the Issuer held by non-affiliates that have been valued at $2.00 per share.

On June 30, 2009, there were 52,621,574 shares of the Registrant's Common Stock, par value $0.0001 per share, issued and outstanding.

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

In August 2008, a former officer and director of the Company sold his 1,000 shares of Common Stock for $2.00 per share to the Company.  The Company recorded this acquisition as treasury stock, and 52,622,574 shares remained issued at March 31, 2009.

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

At March 31, 2009, our Company's assets consisted of $49,549 in cash and our business consisted of our 61% ownership of PulmoScience.

General Business History

We were originally organized for the primary purpose of engaging in all facets of the business comprising the oil and gas industry. We were granted an effective date of April 9, 1981, on our Regulation A public offering of shares of our Common Stock to fund our contemplated oil and gas operations that was filed with the Securities and Exchange Commission (the "Commission"). By 1987, we had depleted all of our assets. On January 21, 1988, we completed a quasi-reorganization unanimously approved by our Board of Directors and restated our accumulated deficit account to zero, with an adjustment to our capital in excess of par value account.

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

On March 5, 2008, Garry McCann was appointed to fill the vacancy caused by Mr. Vetterli's resignation as a director of the Company and was elected to fill the vacancies caused by Mr. Vetterli's resignation as President, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company, and Peter B. Hirshfield was elected to fill the vacancy caused by Mr. Vetterli's resignation as Secretary of the Company. On May 2, 2008, Garry McCann resigned as Chief Financial Officer of the Company and Rajiv Garg was elected to fill the vacancy caused by Mr. McCann's resignation as Chief Financial Officer of the Company.

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

Dr. Dupuis was issued 1,715,000 common shares of PulmoScience for cash of Canadian $17.15 (U.S. $14.88). The difference between the cash proceeds and the fair value of the shares issued aggregated Canadian $420,158 (U.S. $364,445) was recognized as research and development expense and charged to operations. Prior to its merger with our Company, Lumen's only assets were its 51% stake in PulmoScience and approximately $420,000 in cash. As a result of the merger with Lumen, we became the direct owner of a 51% stake in PulmoScience, obtained an option to increase our stake in PulmoScience to 61% by paying an additional U.S. $200,000 (the "PulmoScience Option") and took over Lumen's cash.

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

Given this, plus the improved patient safety and diagnostic effectiveness of PulmoBind as well as its unique ability to non-invasively image conditions such as Pulmonary Hypertension, PulmoScience strongly believes that its PulmoBind Molecular Imaging technology will be an extremely successful product.

The 49% of PulmoScience that we did not own as the result of its merger with Lumen was shared between Innovacor (a subsidiary of the Montreal Heart Institute) and Dr. Jocelyn Dupuis (the originator of the PulmoBind Molecular Imaging technology). In June 2008, we exercised the PulmoScience Option to increase our stake in PulmoScience to 61% with the payment of an additional U.S. $200,000.

Competition

We expect to encounter intense competition from other domestic and foreign companies operating in the healthcare sector. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Employees

Mr. McCann, our Chief Executive Officer, President and Treasurer, Mr. Garg, our Chief financial Officer, and Mr. Hirshfield, our Secretary, are our only executive officers. Messrs. McCann, Garg and Hirshfield or their successors in office ("Management") are not obligated to contribute any specific number of hours per week and intend to devote only as much time as Management deems necessary to the Company's affairs. We do not have, nor do we intend to have any full time employees prior to the time necessary to operate our business.

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

General Risk Factors

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
Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of Common Stock, par value $0.0001 per share, and 2,500,000 shares of preferred stock, par value $0.0001 per share. Prior to the issuance of our shares pursuant to the merger with Lumen, we had 1,372,574 shares of our Common Stock and no shares of our preferred stock issued and outstanding. As a result of the merger with Lumen, we issued 51,250,000 shares of our Common Stock to the former shareholders of Lumen, raising our issued and outstanding shares of Common Stock to 52,622,574. Before issuing our shares of Common Stock in connection with the Lumen merger, our non-affiliated stockholders owned 44,145 shares of our Common Stock and enjoyed approximately 3.2% of the votes in matters submitted to stockholders. After giving effect to the merger with Lumen, our non-affiliated stockholder owned 20,044,145 shares of our Common Stock and enjoyed approximately 38.1% of the votes in matters submitted to stockholders. After giving effect to the merger with Lumen, the pre-Lumen merger non-affiliated stockholders held approximately 0.0008% of the votes in matters submitted to stockholders.

Dependence on Key Personnel
We are dependent upon the continued services of our officers and directors. To the extent that their services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to the Company's affairs. This could have a negative impact on the Company's ability to implement its decision to become an operating company in the healthcare sector.

Our officers and directors are not required to commit their full time to the Company's affairs, which may result in a conflict of interest in allocating their time between the Company's business and other businesses. We do not intend to have any full time employees prior to successful completion of all clinical trials for PulmoScience's PulmoBind product candidate that would require such full time attention. Our officers and directors are engaged in several other business endeavors and are not obligated to contribute any specific number of their hours per week to the Company's affairs. If their other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to the Company's affairs and could have a negative impact on the Company's ability to become an operating company.

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

We have exhausted the proceeds remaining from the cash acquired in the Lumen merger and do not have sufficient cash to implement our business strategy. To the extent that additional financing proves to be unavailable on terms we deem to be acceptable, we may be unable to become an operating business despite the strategic relationships we created at a cost of substantial dilution to our stockholders. The failure to secure adequate additional financing could also have a material adverse effect on the continued development or growth of our target business. Management is not required to provide any financing to us.

Additional financing requirements associated with reporting obligations under the Exchange Act.
The Company has no revenues and is dependent upon the willingness of the Company's Management or affiliated parties to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company is not likely to generate any revenues until PulmoScience successfully completes all clinical trials for its PulmoBind product candidate and obtains pre market approval from regulatory authorities in Canada to sell and license PulmoBind. The Company anticipates that it will have access to sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company can generate positive cash flow from operations. In the event that the Company's available financial resources from its principal stockholder prove to be insufficient for the purpose of achieving its business objective, the Company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's stockholders. On June 15, 2009, the Company announced that it had entered into an exclusive agreement with Moody Capital Solutions, Inc. to secure up to $7.5 million in funding to enable the Company to complete Phase II/III Approvals for its Pulmonary Hypertension (PH) diagnostic product candidate PulmoBind. On that same date, the Company filed a Current Report on Form 8-K, which attached a copy of the press release.  As this agreement provides for only a "best efforts" undertaking by Moody Capital, there can be no assurance that the terms presented to the Company by Moody Capital will be acceptable and in the Company's best interests. The Company does not have any written agreement with Management or its principal stockholder to provide funds for the Company's operating expenses, although our principal stockholder, Tendall FZCO ("Tendall") has advised us that it intends to provide us with all necessary funding we require during the next 12 months provided that the clinical trials continue to proceed without materially adverse developments.

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

The Company may be deemed to have no "Independent Directors"; actions taken and expenses incurred by Management on behalf of the Company will generally not be subject to "Independent Review".
Management may receive compensation and reimbursement for out-of-pocket expenses incurred in connection with activities on the Company's behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which presently consists of two directors who may seek reimbursement. If our directors will not be deemed "independent," we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our directors on the Company's behalf will be in the Company's best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

Risks related to our Common Stock

Our historic stock price has been volatile and the future market price for our Common Stock is likely to continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our Common Stock.

The public market for our Common Stock has been very volatile. Between January 1, 2005 and June 30, 2009, the market price for our Common Stock has ranged from $0.10 to $7.00. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our Common Stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our Common Stock on June 30, 2009 was $1.45 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our Common Stock.

The Company's shares of Common Stock are subject to quotation on the OTC Bulletin Board and the Frankfort Borse, which limits the liquidity and price of the Company's Common Stock.

The Company's shares of Common Stock are subject to quotation on the OTC Bulletin Board under the symbol "PLMO" and on the Frankfort Borse under the symbol "PBO". Quotation of the Company's securities on the OTC Bulletin Board and the Frankfort Borse limits the liquidity and price of the Company's Common Stock more than if the Company's shares of Common Stock were listed on The Nasdaq Stock Market or a national exchange. There is currently only a limited trading market in the Company's Common Stock. There can be no assurance that there will be an active trading market for the Company's Common Stock in the foreseeable future. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of Common Stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

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

State blue sky registration; potential limitations on resale of the Company's Common Stock
The holders of the Company's shares of Common Stock registered under the Exchange Act and those persons who desire to purchase them in any present or future trading market, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company's securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

The Company may seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues, and any cash it has from time to time is dedicated to paying operating expenses and funding PulmoScience. The payment of dividends will be contingent upon the Company's future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company's board of directors as then constituted. Management expects to retain any earnings for use in its business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has never been any established public trading market for shares of our Common Stock that were accepted for quotations on the OTC Bulletin Board in September 2004. No assurance can be given that any established public trading market for our Common Stock will develop or be maintained. For any established public trading market that develops for our Common Stock, the sale of "restricted securities" (Common Stock) pursuant to Rule 144 of the Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such established public trading market. Former members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption "Recent Sales of Unregistered Securities," of this Item, below.

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

The range of high and low closing quotations for our Common Stock during each quarter of the fiscal year ended December 31, 2007, for the transition period from January 1, 2008 to March 31, 2008, for the fiscal year ended March 31, 2009 and for the first quarter of fiscal 2010 is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions. All prices have been adjusted to reflect the one for ten exchange ratio in connection with the reincorporation of Syntony in Delaware.

Stock Quotation

Quarter Ended	High	Low
March 31, 2007	$7.00	$3.00
June 30, 2007	$3.00	$3.00
September 30, 2007	$3.00	$3.00
December 31, 2007	$3.00	$2.00
March 31, 2008	$2.00	$2.00
June 30, 2008	$2.00	$2.00
September 30, 2008	$5.00	$2.00
December 31, 2008	$4.00	$4.00
March 31, 2009	$6.00	$3.10
June 30, 2009	$5.50	$1.45

The closing price for our Common Stock on June 30, 2009 was $1.45.

The future sale of presently outstanding "restricted securities" (Common Stock) of our Company by present and former members of Management and others may have an adverse effect on any market in the shares of Common Stock of our Company.

Holders

The number of record holders of our Common Stock as of June 30, 2009 was approximately 3,534.

Dividends

Our Company has not declared any cash dividends with respect to our Common Stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions presently limiting our ability to pay dividends on our securities.

Recent Sales of "Restricted Securities"

The sale of our unregistered securities during the period January 1, 2006 to March 31, 2009 is as shown below.

Name	Date Acquired	Number of Shares[1]	Aggregate $ Consideration
Tendall FZCO[2]	June 2006	1,231,501	598,628
Alain Vetterli[2,3]	June 2006	1,000	686
Ian Ilsley[2,3]	June 2006	500	243
Jockey Holdings LTD.[2]	June 2006	60,000	300,000

1 Adjusted for the one for ten exchange ratio in connection with the reincorporation of Syntony in Delaware which occurred on October 1, 2006.

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

3 During 2007, Messrs. Vetterli and Ilsley were directors of our Company and Mr. Vetterli was our Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Vetterli resigned as a director, and from all officer positions on March 5, 2008

In December 2006, our Company commenced a private placement of its Common Stock to twenty accredited investors. Each could subscribe for 1,000,000 shares of our Company's post-Reincorporation Stock Split Common Stock for $50,000, $0.05 per share, subject to acceptance by our Company's Board. Nineteen investors remitted the purchase price to our Company by December 31, 2006 and the twentieth in January 2007. Our Company accepted all twenty subscriptions in January 2007 and, pursuant to Rule 419 under the Securities Act of 1933, agreed to place in escrow pursuant to the terms of Rule 419 the proceeds of the private placement and the 20,000,000 shares of Common Stock subscribed for. The $950,000 received in December 2006 was classified as a liability on our Company's balance sheet as at December 31, 2006 under the caption Stock Subscription Payable. Pursuant to Rule 419, these investors could demand the refund of their investment and a minimum of 90% of the proceeds from the sale would be refunded. In July 2007, the twenty investors and our Company agreed to rescind their subscriptions for an aggregate of 20,000,000 shares of our Company's Common Stock and an aggregate of $900,000 was returned to these investors by our Company. The offering of the 20,000,000 shares of our Common Stock was exempt from the registration requirement of the Securities Act of 1933 under Section 4(2) thereof. We did not offer or sell any of our unregistered securities after the private placement described in this paragraph.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $2,126,000 and a working capital deficiency of approximately $2,061,000 as of March 31, 2009; additionally, negative cash flows from operations and further losses are anticipated until such time that the Company can successfully bring its product to market. Since inception, the source of financing has principally been from stockholder and related party borrowings. A certain stockholder has committed to continue the funding of deficit operations during the 12 month period following the release of this report, or until such time that the Company obtains debt or equity financing from financial institutions or other accredited investors.

The Company's management is actively seeking additional sources of debt and equity financing and plans on developing cash flows through future fiscal period product development and sales.

There can be no assurance that management will be successful in carrying out its objectives and plans, nor can there be assurance that the stockholder will provide the necessary funds to finance the Company's continued deficits. These and other factors in combination raise substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Plan of Operation
Our plan of operation for the next 12 months is to concentrate on advancing PulmoScience's PulmoBind technology toward regulatory approval and commercialization.

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

Results of Operations
Our Company has generated no profit since inception. We generated a net loss of ($796,007), for the year ended March 31, 2009, and ($285,268) for the year ended March 31, 2008. Cumulative losses total ($1,374,003) since our quasi-reorganization when we recommenced our development stage on March 26, 2001. Primarily, these losses are the result of funding PulmoScience, attorney's fees and accounting fees.

Liquidity

During the year ended March 31, 2009 and the year ended March 31, 2008, expenses were paid by a principal stockholder in the amounts of $40,000 and $68,584 respectively; and during years prior to March 31, 2008, additional expenses paid by a principal stockholder totaled $28,760. This aggregate amount of $96,186 outstanding as of March 31, 2009, is unsecured, non-interest bearing and is due on demand.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have no market risk sensitive instruments.

Item 8. Financial Statements.

Pulmo BioTech Inc. and Subsidiary

(Formerly Acorn Acquisition Corp. and Subsidiary)

[A Development Stage Company]

Table of Contents
Page
Report of Independent Registered Public Accounting Firm	18
Consolidated Balance Sheets - March 31, 2009 and 2008	19
Consolidated Statements of Operations for the years ended March 31, 2009 and 2008, and for the period from Reactivation (March 26, 2001) through March 31, 2009	20
Consolidated Statements of Stockholders' Deficit for the years ended March 31, 2009 and 2008, and for the period from Reactivation (March 26, 2001) through March 31, 2009	21
Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008, and for the period from Reactivation (March 26, 2001) through March 31, 2009	23
Notes to Consolidated Financial Statements	24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pulmo BioTech Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Pulmo Bio Tech Inc. and Subsidiary (A Development Stage Company) (the "Company") as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholder's equity (deficiency), and cash flows for the years then ended, and for the period from Reactivation (March 26, 2001) through March 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from Reactivation (March 26, 2001) through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is in the development stage and has suffered recurring losses since inception and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note C. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co LLP

Raiche Ende Malter & Co LLP

New York, New York

July 13, 2009

Pulmo Bio Tech Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	March 31,	March 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$ 49,549	$ 328,532
Sales tax refund receivable	7,755	6,739
Research & development tax credits receivable	44,107	283,829
Prepaid expenses	-	1,402

Total assets	$ 101,411	$ 620,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan payable - related parties	$ 1,563,671	$ 1,319,289
Accounts payable and accrued expenses	233,540	104,968
Common stock of subsidiary subject to mandatory redemption	365,271	446,291

Total current liabilities	2,162,482	1,870,548

Stockholders' deficit:
Preferred stock, 2,500,000 shares authorized at $0.0001 par value, none issued or outstanding	-	-
Common stock, 250,000,000 shares authorized at $0.0001 par value; 52,622,574 shares issued	5,262	5,262
Additional paid-in capital	86,929	86,929
Unrealized foreign currency translation loss	(25,768)	(12,750)
Deficit accumulated prior to the development stage	(751,491)	(751,491)
Deficit accumulated during development stage	(1,374,003)	(577,996)
Treasury stock, at cost, 1,000 and -0- shares of common stock, respectively	(2,000)	-

Total stockholders' deficit	(2,061,071)	(1,250,046)

Total liabilities and stockholders' deficit	$ 101,411	$ 620,502

See the accompanying notes to consolidated financial statements

Pulmo Bio Tech Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

	For the years ended March 31,		For The Period From Reactivation (March 26, 2001) Through
	2009	2008	March 31, 2009

General and administrative expenses	$ 478,815	$ 279,541	$ 1,049,783
Research and development expenses	341,213	5,727	346,939

Loss before income taxes	820,028	285,268	1,396,722

Benefit for income taxes	(24,021)	-	(22,719)

Net loss	$ (796,007)	$ (285,268)	$ (1,374,003)

Basic and diluted net loss per common share	$ (0.02)	$ (0.02)

Weighted average common shares outstanding, basic and diluted	52,621,949	14,887,023

See the accompanying notes to consolidated financial statements

Pulmo Bio Tech Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit for the

Period from Reactivation (March 26, 2001) Through March 31, 2009

	Common Stock		Additional Paid-in Capital	Deficit Accumulated Prior to and During Development Stage	Unrealized Translation Gain (Loss)	Treasury Stock		Totasl Stockholders' Deficit
	Shares	Amount				Shares	Amount
March 26, 2001	142,800,000	$ 14,280	$ 735,211	$ (751,491)	$ -	-	$ -	$ (2,000)
Reverse split shares:
April 2, 2001, 1 for 1,428 shares	(142,326,538)	(14,233)	14,233	-	-	-	-	-
October 1, 2001, 1 for 10 shares	(425,888)	(43)	43	-	-	-	-	-
Issued stock for expenses at $0.02 per share	925,000	93	17,907	-	-	-	-	18,000
Net loss	-	-	-	(18,100)				(18,100)
Balance at December 31, 2001	972,574	97	767,394	(769,591)	-	-	-	(2,100)
Issued stock for expenses at $0.02 per share	400,000	40	7,960	-	-	-	-	8,000
Net loss	-	-	-	(9,205)	-	-	-	(9,205)
Balance at December 31, 2002	1,372,574	137	775,354	(778,796)	-	-	-	(3,305)
Net loss	-	-	-	(14,695)				(14,695)
Balance at December 31, 2003	1,372,574	137	775,354	(793,491)	-	-	-	(18,000)
Net loss	-	-	-	(24,150)				(24,150)
Balance at December 31, 2004	1,372,574	137	775,354	(817,641)	-	-	-	(42,150)
Net loss	-	-	-	(20,564)				(20,564)
Balance at December 31, 2005	1,372,574	137	775,354	(838,205)	-	-	-	(62,714)
Assumption of liabilities by shareholder	-	-	93,914	-	-	-	-	93,914
Net loss	-	-	-	(168,778)	-	-	-	(168,778)
Balance at December 31, 2006	1,372,574	137	869,268	(1,006,983)	-	-	-	(137,578)
Increase in additional paid-in capital due to stock subscription receivable	-	-	100,000	-	-	-	-	100,000
Net loss	-	-	-	(221,217)	-	-	-	(221,217)
Balance at December 31, 2007	1,372,574	137	969,268	(1,228,200)	-	-	-	(258,795)
Shares issued for acquisition of Lumen	51,250,000	5,125	641,752	(1,524,091)	-	-		(877,214)
Deficit of Lumen on acquisition			(1,524,091)	1,524,091	-	-		-
Unrealized foreign currency translation loss	-	-	-	-	(12,750)	-		(12,750)
Net loss	-	-	-	(101,287)	-	-	-	(101,287)

Balance at March 31, 2008	52,622,574	5,262	86,929	(1,329,487)	(12,750)			(1,250,046)
Treasury stock acquired at $2.00 per share						1,000	(2,000)	(2,000)
Unrealized foreign currency translation loss					(13,018)			(13,018)
Net loss				(796,007)				(796,007)

Balance at March 31, 2009	52,622,574	$ 5,262	$ 86,929	$ (2,125,494)	$ (25,768)	1,000	$ (2,000)	$ (2,061,071)

See accompanying notes to consolidated financial statements

Pulmo Bio Tech Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

	For the years ended March 31,		For The Period From Reactivation (March 26, 2001) Through
	2009	2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (796,007)	$ (285,268)	$ (1,374,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	-	-	26,000
Changes in assets and liabilities:
Tax credits receivable	238,706	-	238,706
Prepaid expenses	1,402	137	1,402
Accounts payable and accrued expenses	47,552	439,851	49,020

Net cash used in operating activities	(508,347)	154,720	(1,058,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock subscriptions	-	-	1,000,000
Stock subscription refunded	-	(900,000)	(900,000)
Due to affiliate	-	93,539	83,539
Loan payable - related party	244,382	53,246	396,186
Purchase of treasury stock	(2,000)	-	(2,000)
Assumption of liabilities by stockholder	-	-	93,914

Net cash provided by financing activities	242,382	(753,215)	671,639

Net decrease in cash	(265,965)	(598,495)	(387,236)
Cash acquired in merger	-	-	462,553
Unrealized foreign currency translation loss	(13,018)	(12,750)	(25,768)
Cash and cash equivalents, beginning of period	328,532	939,777	-

Cash and cash equivalents, end of period	$ 49,549	$ 328,532	$ 49,549

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -	$ 1,255

See accompanying notes to consolidated financial statements.

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

As a result of the merger of Lumen Medical, Inc. into the Company on February 29, 2008, the Company changed its name to Pulmo Bio Tech Inc.

The acquisition of Lumen has been recorded under the purchase method of accounting. As both the Company and Lumen are under common ownership, the assets and liabilities of Lumen and its Canadian subsidiary, PulmoScience, Inc., were recorded at their historical cost and the operations of Lumen are reflected in the financial statements at their historical amounts. Each outstanding share of Lumen received 3,125 shares of common stock of the Company. At February 29, 2008, Lumen's liabilities exceeded its assets by $877,214. This excess has been reflected as a reduction of additional paid in capital.

The assets acquired and liabilities assumed of Lumen Medical, Inc. as of February 29, 2008, at historical cost, are as follows:

Cash	$ 462,553
Income tax credits receivable	290,568
Prepaid expenses	1,539
Due from affiliate	93,539
Common stock subject to mandatory redemption	(446,291)
Loan - Stockholder	(1,177,485)
Accounts payable	(101,637)
$ (877,214)

Lumen was incorporated on February 23, 2006 as a vehicle to invest in North American businesses. On July 27, 2006, Lumen identified PulmoScience, Inc. ("PulmoScience") as the subject for investment and during 2006 increased its ownership of PulmoScience to 51%. PulmoScience is a development stage biotechnology company that is developing a noninvasive Molecular Imaging solution for the diagnosis of Pulmonary Embolism, Pulmonary Hypertension, and Lung Inflammatory diseases. This new diagnostic methodology is called PulmoBind. PulmoBind uses an intravenously delivered radionucleide tagged molecule which specifically bonds to the inner walls of the circulatory system in the lungs, and by the use of an external Gamma Camera allows an image of the integrity of the blood vessels throughout the lungs to be seen by a diagnostic clinician.

PulmoScience was initially owned 51% by the Company with the remainder of the equity shared between Innovacor (a subsidiary of the Montreal Heart Institute) and Dr. Jocelyn Dupuis (the originator of the PulmoBind Molecular Imaging technology). The Company had an option to increase its stake in PulmoScience to 61% with the payment of an additional $200,000 (Canadian). On June 17, 2008, the Company exercised this option by the cancellation of its loan receivable from PulmoScience in exchange for 2,564,102 shares of common stock of PulmoScience.

The Company also has an option to purchase the 39% remaining noncontrolling interest in PulmoScience (the "39% Option") for $10,000,000 (Canadian) (the "39% Option Price"). The Company has the option to pay the 39% Option Price in the form of its publicly traded shares having an aggregate market value equal to the 39% Option Exercise Price based on the weighted average price of the Company's publicly traded shares during the 30-days preceding the exercise of the 39% Option converted into Canadian Dollars at the spot rate as published by the Bank of Nova Scotia on the last trading date immediately preceding the exercise of the 39% Option.

A significant stockholder of the Company owned approximately 57.9% of the common stock of Lumen prior to the merger.

NOTE B  Summary of Significant Accounting Policies

Fiscal Year Change

On May 13, 2008, the Board of Directors of the Company approved a change in the Company's fiscal year end from December 31 to March 31, effective March 31, 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity date of three months or less to be cash equivalents.

Research and Development Costs

Research and development costs are expensed as incurred. Amounts in connection with Canadian government assistance programs, such as investment tax credits for research and development costs, are reflected as income tax credits when the costs are incurred, provided the Company is reasonably certain that the credits will be received based on their refundable nature. Non-refundable credits can be carried forward and serve to reduce future fiscal period taxes in profitable periods. Furthermore, the investment tax credits for research and development costs must be examined and approved by the applicable Canadian tax authorities prior to payment of the cost reimbursement, or determination of the carryforward value. It is possible that the amounts granted will differ from the amounts received.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.  There were no depreciable assets as of March 31, 2009 and 2008.

Income Taxes

Deferred taxes have been provided on temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when differences are expected to reverse. A valuation allowance is provided when it is more likely than not that the deferred tax benefit will not be realized. The Company has taken a full valuation allowance on all deferred tax assets, principally being U.S. and Canadian net operating loss carryforwards and research and development investment tax credits in Canada.

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

The Company's policy is to classify income tax assessments, if any, as interest expense and as general and administrative expense for penalty assessments.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period plus dilutive common stock equivalents, using the treasury stock method. As of March 31, 2009 and for the years ended, March 31, 2009 and 2008, there were no potentially dilutive shares.

Foreign Currency Translation

Monetary assets and liabilities in foreign currency are translated at the exchange rate in effect at the balance sheet date, whereas other assets and liabilities are translated at the transaction date. Income and expenses in foreign currency are translated at the exchange rate in effect at the transaction date. Gains and losses are included in income. The financial statements and transactions of PulmoScience as of and for the years ended March 31, 2009 and 2008 were translated from their functional Canadian currency into U.S. currency using the convenience translation method whereby all Canadian amounts were converted into U.S. dollars at the noon exchange rate quoted by the Bank of Canada as of the balance sheet date.

Fair Value Measurements and Financial Instruments

Effective in a prior fiscal year, the Company adopted both FAS 157 and FAS 159, without any effect.

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

The fair value of research and development tax credits receivable, sales tax refunds receivable, related party demand loans and accounts payable and accrued expenses approximate their carrying amounts due to their short maturity. The shares of common stock of a subsidiary subject to mandatory redemption are carried at fair value.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the Company beginning in the first quarter of fiscal year 2010 and is required to be applied prospectively. Management currently anticipates that the adoption of SFAS No. 165 will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, '"Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The change to current practice resulting from the adoption of SFAS No. 160 is effective for the Company beginning in the first quarter of fiscal year 2010. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations - Revised," that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for the Company beginning in the first quarter of fiscal year 2010. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133". SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for the Company beginning in the first quarter of fiscal year 2010. The Company does not anticipate the adoption of SFAS No. 161 will have a material effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE C Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $2,126,000 and a working capital deficiency of approximately $2,061,000 as of March 31, 2009; additionally, negative cash flows from operations and further losses are anticipated until such time that the Company can successfully bring its product to market. Since inception, the source of financing has principally been from stockholder and related party borrowings. A certain stockholder has committed to continue the funding of deficit operations during the 12 month period following the release of this report, or until such time that the Company obtains debt or equity financing from financial institutions or other accredited investors.

The Company's management is actively seeking additional sources of debt and equity financing and plans on developing cash flows through future fiscal period product development and sales.

There can be no assurance that management will be successful in carrying out its objectives and plans, nor can there be assurance that the stockholder will provide the necessary funds to finance the Company's continued deficits. These and other factors in combination raise substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

Each of Price, Tendall, Vetterli, Ilsley and Banner are "accredited investor(s)" as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933 (the "Securities Act"). The aggregate purchase price for the Purchased Shares represented approximately 90.0% of the then 1,372,574 issued and outstanding shares of Common Stock.  The purchase and sale of the Purchased Shares took place at a closing (the "Closing") held on June 30, 2006.

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

The Installment Shares represented approximately 4.4% of the then 1,372,574 issued and outstanding shares of Common Stock. The Installment Agreement provides that the purchase price for the Installment Shares will be paid in 12 consecutive monthly installments, without interest, commencing on October 31, 2006 and on the last day of each month thereafter through and including September 30, 2007. If any such day is not a Business day, the installment will be due on the following business day. There are a series of conditions to the purchase and sale of the Installment Shares, including: (i) Vardakis putting the Installment Shares and 30,000 additional shares of Common Stock owned of recorded and beneficially by Vardakis into escrow pursuant to an Escrow Agreement (the "Escrow Agreement") among Vardakis, Price, Jockey and Hirshfield Law, as Escrow Agent, to ensure Vardakis' performance under the Installment Agreement; and (ii) Price putting 200,000 of the Purchased Shares into escrow pursuant to the Escrow Agreement to ensure the performance of Price's assignee under the Installment Agreement.

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

In December 2006, the Company commenced a private placement of its common stock to twenty accredited investors. Each could subscribe for 1,000,000 shares of the Company's common stock for $50,000, $0.05 per share, subject to acceptance by the Company's Board. Nineteen investors remitted the purchase price to the Company by December 31, 2006 and the twentieth in January 2007. The Company accepted all twenty subscriptions in January 2007 and, pursuant to Rule 419 under the Securities Act of 1933, agreed to place in escrow pursuant to the terms of Rule 419 the proceeds of the private placement and the 20,000,000 shares of common stock subscribed for. The $950,000 received in December 2006 was classified as a liability at that time. Each of the twenty investors had a right to choose to have their purchase price refunded less up to 10% of the proceeds which the Company may use for payment of its costs and expenses.  In July 2007, the Company and the investors agreed that the stock subscriptions were to be refunded and these investors were paid $900,000 in the aggregate and their subscriptions were cancelled. The difference between the original escrowed amount of $1,000,000 and the amount refunded was credited to additional paid-in capital.

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

Non Controlling Interest

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

As of March 31, 2009, losses incurred by PulmoScience exceed the Non Controlling Interest of the investment of $676,854 and no Non Controlling Interest has been recorded. Non Controlling Interest will be reinstated when the income exceeds the unrecognized Non Controlling Interest in accordance with the terms of SFAS 160.

Treasury stock

In August 2008, a former officer of the Company had sold his 1,000 shares of common stock for $2.00 per share to the Company. The Company has recorded this acquisition as treasury stock.

NOTE E Income Taxes

As of March 31, 2009 and 2008, and at the date of adoption, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements in accordance with FIN No. 48. The Company currently has no federal or state tax examinations in progress. All of the Company's tax years from 2004 are open to federal and state tax examination subject to applicable statute.

Since the change in ownership on June 2006 was over 50%, the change triggered a limitation on the utilization of the net operating loss carryforwards at the time of the change of ownership. The amount of operating loss carryforwards at the date of the change in ownership was approximately $118,000. Under the formula contained in Internal Revenue Code Section 382, the amount of net operating loss deductible by the Company in any one year is approximately $40,000. The total United States net operating loss available to be carried forward at March 31, 2009 is $1,396,722. The carryforwards expire through 2028. At the merger of Lumen, its Canadian majority subsidiary, Pulmoscience, had Canadian and federal and provincial operating loss carryforwards of approximately $400,000 which expire through 2020. PulmoScience also had research and development investment tax credit carryforwards of $80,500 which can be utilized against future Canadian income tax liabilities.

Management has determined that it is more likely than not that the net operating loss will not be utilized in the future, and, accordingly, the deferred United States tax assets at March 31, 2009 and 2008 of $317,300 and $110,400 respectively, have been fully reserved. Additionally, the deferred Canadian tax assets resulting from research and development tax credits and operating loss carryforwards of $280,000 have been fully reserved at March 31, 2009.

A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:
	For the Period From Reactivation (March 26, 2001)		For the Year
	to March 31, 2009		Ended March 31,

			2009		2008

(Loss) before income taxes	$ (1,396,722)		$ (820,028)		$ (285,268)

Computed tax benefit at expected statutory rate:

Federal	($474,885)	-34.0%	($278,810)	-34.0%	($96,991)	-34.0%

Canadian Research and Development Investment Tax Credit	(22,719)	1.6%	(24,021)	2.9%		0.0%

State, net of federal tax benefit	($23,700)	1.7%	(38,500)	4.7%	(13,400)	4.7%

Net Operating Loss Valuation allowance	498,585	-35.7%	317,310	-38.7%	110,391	-38.7%

Total tax provision	$ (22,719)	1.6%	$ (24,021)	2.9%	$ -	0.0%

NOTE　F Stockholder Loan/Related Party Transactions

As of March 31, 2009, the Company and its subsidiary had borrowed an aggregate of $1,467,484 from a significant stockholder. The loans were non interest bearing and payable on demand.

As of March 31, 2009, the Company and its subsidiary had borrowed an aggregate of $96,186 from an affiliate. The loans were non interest bearing and payable on demand.

For the years ended March 31, 2009 and 2008, the Company paid legal services to an officer of the Company of $18,125 and $18,000, respectively.

For the year ended March 31, 2009 and 2008, the Company paid $131,542 and $22,100 respectively to a company controlled by a stockholder.

PulmoScience pays consulting fees to a company that provides software and hardware solutions for commercial and medical events, owned by a director and pays consulting fees to a company owned by an officer of the Company. In addition, PulmoScience pays research fees including office and administrative expenses to Montreal Heart Institute ("MHI").

Note G Subsequent Event

On June 15, 2009, the Company entered into a fundraising agreement with Moody's Capital Solutions, Inc. to secure up to $7.5 million in funding to assist the Company in working towards Phase II approval for its current product under research and development.  As this agreement provides for only a "best efforts" undertaking by Moody Capital, there can be no assurance Moody Capital can raise all or any portion of the funding that the Company requires on terms acceptable and in the Company's best interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

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

Changes in Internal Controls Over Financial Reporting

We had no changes in our internal control over financial reporting during the period of this Annual Report

Item 9A(T). Controls and Procedures.

As of March 31, 2009, Mr. Garry McCann, who is our Chief Executive Officer, and Rajiv Garg, who is our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, Mr. McCann concluded that our disclosure controls and procedures were effective, as of the date of his evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control over Financial Reporting-Guidance for Smaller Public Companies."

We are a development stage organization, with our Chief Executive Officer having control over all the detail accounting transactions and the day-to-day activities. Although this control rests with the Chief Executive Officer, care was taken to select and employ key controls which are sensitive to the segregation of duties issue. Based on our assessment of those criteria, management believes that the company maintained effective internal control over financial reporting as of March 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information.

None; not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending December 31, 2007, the transition period between January 1 and March 31, 2008, the fiscal year ending March 31, 2009, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name	Positions Held	Date of Election	Date of Resignation
Alain U. Vetterli	President, Treasurer, Secretary, CEO, CFO and Director	June 2006	March 2008
Ian Ilsley	Director	June 2006	N/A
Robert L. Banner	Director	June 2006	January 2007
Garry McCann	President, Treasurer, CEO, CFO and Director	March 2008	N/A except resigned as CFO in May 2008
Peter B Hirshfield	Secretary	March 2008	N/A
Rajiv Garg	Chief Financial Officer	May 2008	N/A

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

Business Experience.

Alain U. Vetterli, age 45, served as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director between June 2006 and March 2008. Since 2005, Mr. Vetterli has been the Chairman and Chief Executive Officer of A&M Corp. FZCO (Dubai), a business consulting company. Between 2000 and 2005, Mr. Vetterli was the Director General for Switzerland for PROSEGUR S.A., a global acting security company. Mr. Vetterli received a BA in business and administration in 1981 from Swiss Business School and an MA in English from the University of Miami.

Ian Ilsley, age 59, has served as Director since June, 2006. Since 1984, Mr. Ilsley has been the Managing Director of Bureau d'Administration de Services et d'Etudes (Monaco), a small but long-established Monegasque financial services and management consulting business that offers trust, offshore management and tax planning and related activities. Since 1998, Mr. Ilsley has also been the Managing Director of Garnham & Co. Limited (Bermuda), a corporate consultancy/corporate finance business operating under the Garnham and Fulton Partners names. Mr. Ilsley holds a degree in accountancy and business studies from Thames Valley University and is qualified as a Chartered Certified Accountant.

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

Garry McCann, age 49, served as Chief Financial Officer between March 2008 and May 2008, has served as President, Chief Executive Officer and Treasurer since March 2008 and has since 2004 been the Managing Director of MC&C Ltd, a business consulting company. Between 1997 and 2004, Mr. McCann was the Managing Director of NE Technology Ltd, a global leader in the design and manufacture of radiation detection equipment. Mr. McCann has an MBA from Warwick University Business School and a BSc in Physics from the University of Surrey.

Peter B. Hirshfield, age 63, with over 35 years of experience as outside general counsel specializing in corporate, business and securities law, in September 2004 founded Hirshfield Law, a New York City law firm that represents emerging companies and entrepreneurs in all stages of their business life, from formation and routine business matters, through regulatory compliance, capital raising, restructuring, joint ventures, and merger and acquisition transactions. Mr. Hirshfield received his BA majoring in history from Brandeis University, Waltham MA, and his JD degree from New York University Law School, where he was Article & Book Review Editor of the NYU Law Review and a John Norton Pomeroy Scholar. Mr. Hirshfield was admitted to the California Bar, where he is currently on inactive status, and is active member of the New York Bar.

Rajiv Garg, age 50 with over 23 years of experience in the investment banking and finance industry covering financial control, evaluation of business, regulatory liaison and development of macro/micro management systems has served as Chief financial Officer since May 2008.Between 2005 and 2007, Mr. Garg was an Executive Vice President of Merisel Americas Inc specializing in Corporate Strategy and Mergers and Acquisitions, and between 2000 and 2005, he was a principal in health care and service business acting as Chief Financial Officer and Head of Business Development. Between 1992 and 2000, Mr. Garg was Head of Global Market Risk Management for Credit Suisse First Boston dealing with private equity and investment banking. Between 1986 and 1992, Mr. Garg was Vice President at Bankers Trust specializing in derivatives. Mr. Garg has a Bachelor of Commerce from Delhi University and his Master from Westminster College.

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

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

Code of Ethics.

We have adopted a Code of Ethics that was attached as Exhibit 14 to our 2004 Annual Report. See Part III, Item 13.

Item 11. Executive Compensation.

No cash compensation, deferred compensation or long term incentive plan awards were issued or granted to our management during the year ended March 31, 2009, the transition period from January 1 to March 31, 2008 or the year ended December 31, 2007. Further, no member of our Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. See Item 13 for a description of payments we made to a company wholly-owned by Garry McCann, our President, Chief Executive Officer and Treasurer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners.

The following table sets forth the shareholdings of those persons who own more than five percent of our Common Stock as of March 31, 2009, and to the date hereof:

Name and Address	Number and Percentage of Shares Beneficially Owned
Tendall FZCO PO Box 211748 Dubai, United Arab Emirates	30,920,001 58.8%
TOTALS:	30,920,001 58.8%

Security Ownership of Management.
The following table sets forth the share holdings of our Company's directors and executive officers as of March 31, 2009, and to the date hereof:

Name and Address	Number and Percentage of Shares Beneficially Owned
Ian Ilsley 27 Avenue Princess Grace Monte Carlo 98000 Monaco	500	-

Garry McCann Unit 34/35, 46 Springwood Drive Braintree, Essex, United Kingdom	1,562,500	3.0%

Peter B. Hirshfield 1035 Park Avenue New York NY 10028	-	-

Rajiv Garg 860 UN Plaza New York, NY 10019	-	-

TOTALS:	1,563,000	-

Changes in Control.

There are no present arrangements or pledges of our Company's securities which may result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended March 31, 2009, our Company and its subsidiary paid an aggregate of $131,542 to MC&C Limited, which is wholly owned by Garry McCann, our President, Treasurer, CEO and CFO. We expect to continue to pay MC&C Limited at the rate of $10,000 per month for services rendered.

For the year ended March 31, 2009, our Company and its subsidiary paid an aggregate of $18,125 to Hirshfield Law, of which Peter B. Hirshfield, our Secretary, is the sole owner for legal services rendered. We expect to continue to pay Hirshfield Law for legal services rendered to our Company, the amount of which will depend on the nature and scope of such legal services hereafter rendered.

For the year ended March 31, 2009, our principal stockholder, Tendall FZCO, made interest free loans to our Company and its subsidiary in the aggregate amount of $1,467,484, all of which remained outstanding on March 31, 2009 and thereafter through the date this Annual report is filed with the Commission.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal year ended March 31, 2009 and the transition period January 1 to March 31, 2008:

Fee category	Fiscal Year Ended March 31, 2009	Transition Period Ended March 31, 2008
Audit fees	$104,723	$ 64,457
Audit-related fees	$0	$ 0
Tax fees	$0	$ 0
All other fees	$0	$ 0
Total fees	$104,723	$ 64,457

Audit fees. Consist of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consist of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our Company's financial statements and are not reported under "Audit fees."

Tax fees. Consist of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consist of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.
The following financial statements of Pulmo BioTech Inc. and Subsidiary [a development stage company] are included in this Annual Report:

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets - March 31, 2009 and 2008

• Consolidated Statements of Operations for the years ended March 31, 2009 and 2008, and for the period from Reactivation (March 26, 2001) through March 31, 2009.

• Consolidated Statements of Stockholders' Equity/ (Deficit) for the years ended March 31, 2009 and 2008, and for the period from Reactivation (March 26, 2001) through March 31, 2009.

• Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008, and for the period from Reactivation (March 26, 2001) through March 31, 2009.

• Notes to Consolidated Financial Statements

(b)Exhibits.

Exhibit No.	Description

1	Stock Purchase Agreement dated June 30, 2006.[1]
2.1	Agreement and Plan of Merger dated as of October 1, 2006.[2]
2.2	Installment Purchase Agreement dated June 30, 2006.[3]
2.3	Termination and Release Agreement dated February 13, 2006.[4]
2.4	Agreement and Plan of Merged dated January 4, 2006.[5]
3.1	Certificate of Incorporation dated July 19, 2006.[6]
3.2	By-laws[7]
3.3	Escrow Agreement dated as of June 30, 2006.[8]
10.1	Indemnification Agreement dated as of June 30, 2006.[9]
10.2	Indemnification Agreement dated as of June 30, 2006.[10]
10.3	Indemnification Agreement dated as of March 5, 2008.[15]
10.4	Indemnification Agreement dated as of March 5, 2008.[16]
10.5	Agreement dated May 19, 2009 with Moody Capital Solutions, Inc.
14	Code of Ethics.[11]
20	Schedule 14f-1. [12]
21	Our Subsidiaries.[13]
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

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
12 Incorporated by reference to Exhibit 20.1 to our 8-K filed July 7, 2006.
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

PULMO BIOTECH INC.

Dated: July 14, 2009	/s/ Garry McCann
Garry McCann
Director, President, Chief Executive Officer and Treasurer

Dated: July 14, 2009	/s/ Rajiv Garg Rajiv Garg, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PULMO BIOTECH INC.

Dated: July 14, 2009	/s/ Garry McCann
Garry McCann
Director, President, Chief Executive Officer and Treasurer

Dated: July 14, 2009	/s/ Rajiv Garg Rajiv Garg, Chief Financial Officer