Form 10-Q
period 2009-06-30
PULMO BIOTECH INC.
filed 2009-08-19
CIK 1286690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number: 000-50678

PULMO BIOTECH INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5622985
(State of incorporation)	(I.R.S. Employer Identification No.)

1035 Park Avenue, Suite 7B, New York NY	10028-0912
(Address of principal executive offices)	(Zip Code)

646-827-9362
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,", "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer .	Accelerated filer .	Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       ..No    X

Number of shares of Common Stock, $.0001 par value, outstanding at August 12, 2009: 52,621,574.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence immediately below, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$ 26,561	$ 49,549
Sales tax refund receivable	11,358	7,755
Research and development tax credit receivable	27,696	44,107
Prepaid expenses	992	-
Total assets	$ 66,607	$ 101,411

Liabilities and Stockholders' Deficit
Current Liabilities
Loan payable - related parties	$ 1,633,671	$ 1,563,671
Accounts payable and accrued expenses	241,907	233,540
Common stock of subsidiary subject to mandatory redemption	394,832	365,271

Total liabilities	2,270,410	2,162,482

Stockholders' deficit
Preferred stock, 2,500,000 shares authorized at $0.0001 par value, none issued or outstanding	-	-
Common stock, 250,000,000 shares authorized at $0.0001 par value, 52,622,574 shares issued and outstanding, respectively	5,262	5,262
Additional paid-in capital	86,929	86,929
Unrealized foreign currency translation loss	(54,093)	(25,768)
Deficit accumulated prior to the development stage	(751,491)	(751,491)
Deficit accumulated during development stage	(1,289,474)	(1,193,867)
Treasury stock, at cost, 1,000 shares, respectively	(2,000)	(2,000)
Total majority interest shareholders' deficit	(2,004,867)	(1,880,935)
Noncontrolling deficit	(198,936)	(180,136)
Total stockholders' deficit	(2,203,803)	(2,061,071)

Total liabilities and stockholders' deficit	$ 66,607	$ 101,411

See accompanying notes to unaudited condensed consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Period From Reactivation (March 26, 2001) Through
	June 30, 2009	June 30, 2008	June 30, 2009

General and administrative expenses	$ 81,104	$ 206,829	$ 1,130,887

Research and development expenses	35,034	127,364	381,973

Loss before income taxes	116,138	334,193	1,512,860

Benefit for income taxes	(1,731)	(9,900)	(24,450)

Net Loss	114,407	324,293	1,488,410

Net loss attributable to noncontrolling interest	(18,800)	(93,904)	(198,936)

Net loss attributable to Pulmo BioTech, Inc.	$ (95,607)	$ (230,389)	$ (1,289,474)

Basic and diluted net loss per common share	*	($0.00)

Weighted average common shares outstanding, basic and diluted	52,621,574	52,622,574

* less than $0.01 per share

See accompanying notes to unaudited condensed consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Period From Reactivation (March 26, 2001) Through
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (95,607)	$ (230,389)	$ (1,289,474)
Adjustments to reconcile net loss to net cash used
in operating activities:
Shares issued for services rendered	-	-	26,000
Net loss attributable to noncontrolling interest	(18,800)	(93,904)	(198,936)
Changes in assets and liabilities:
Tax credits receivable	17,005	(15,763)	249,933
Prepaid expenses	(992)	409	992
Accounts payable and accrued expenses	1,950	109,396	87,947

Net cash used in operating activities	(96,444)	(230,251)	(1,123,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscriptions	-	-	1,000,000
Stock subscriptions refunded	-	-	(900,000)
Due to affiliate	-	-	83,539
Loan payable-related party	70,000	(45,619)	466,186
Purchase of treasury stock	-	-	(2,000)
Assumption of liabilities by stockholder	-	-	93,914
Net cash provided by (used in) financing activities	70,000	(45,619)	741,639

Net increase (decrease) in cash	(26,444)	(275,870)	(381,899)
Cash acquired in merger	-	-	462,553
Unrealized foreign currency translation loss	3,456	(1,061)	(54,093)
Cash and cash equivalents, beginning of period	49,549	328,532	-
Cash and cash equivalents, end of period	$ 26,561	$ 51,601	$ 26,561

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -	$ 1,255

See accompanying notes to unaudited condensed consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the period from Reactivation [March 26, 2001] through June 30, 2009

	Total Deficit	Common Stock Shares	Amount	Additional Paid-in Capital	Deficit Accumulated Prior to and During DevelopmentStage	Unrealized Translation Gain (Loss)	Treasury Stock		Non- controlling Interest
							Shares	Amount

March 26, 2001	($2,000)	142,800,000	$14,280	$735,211	($751,491)	-	-	-	-
Reverse split shares:
April 2, 2001, 1 for 1,428 shares	-	(142,326,538)	(14,233)	14,233	-	-	-	-	-
October 1, 2001, 1 for 10 shares	-	(425,888)	(43.00)	43	-	-	-	-	-
Stock issued for expenses at $0.02 per share	18,000	925,000	93	17,907	-	-	-	-	-
Net loss	(18,100)	-	-	-	(18,100)	-	-	-	-
Balance at December 31, 2001	(2,100)	972,574	97	767,394	(769,591)	-	-	-	-
Issued stock for expenses at $0.02 per share	8,000	400,000	40	7,960	-	-	-	-	-
Net loss	(9,205)	-	-	-	(9,205)	-	-	-	-
Balance at December 31, 2002	(3,305)	1,372,574	137	775,354	(778,796)	-	-	-	-
Net loss	(14,695)	-	-	-	(14,695)	-	-	-	-
Balance at December 31, 2003	(18,000)	1,372,574	137	775,354	(793,491)	-	-	-	-
Net loss	(24,150)	-	-	-	(24,150)	-	-	-	-
Balance at December 31,2004	(42,150)	1,372,574	137	775,354	(817,641)	-	-	-	-
Net loss	(20,564)	-	-	-	(20,564)	-	-	-	-
Balance at December 31, 2005	(62,714)	1372574	137	775354	(838,205)	-	-	-	-
Assumption of liabilities by stockholder	93,914	-	-	93,914	-	-	-	-	-
Net loss	(168,778)	-	-	-	(168,778)	-	-	-	-
Balance at December 31, 2006	(137,578)	1,372,574	137	869,268	(1,006,983)	-	-	-	-
Increase in additional paid-in capital due to stock
subscription receivable	100,000	-	-	100,000	-	-	-	-	-
Net loss	(221,217)	-	-	-	(221,217)	-	-	-	-
Balance at December 31, 2007	(258,795)	1,372,574	137	969,268	(1,228,200)	-	-	-	-
Shares issued for acquisition of Lumen	(877,214)	51,250,000	5,125	641,752	(1,524,091)	-	-	-	-
Deficit of Lumen on acquisition	-	-	-	(1,524,091)	1,524,091	-	-	-	-
Unrealized foreign currency translation loss	(12,750)	-	-	-	-	(12,750)	-	-	-
Net loss	(101,287)	-	-	-	(86,884)	-	-	-	(14,403)
Balance at March 31, 2008	(1,250,046)	52,622,574	5,262	86,929	(1,315,084)	(12,750)	-	-	(14,403)
Treasury stock acquired at $2 per share	(2,000)	-	-	-	-	-	(1,000)	(2,000)	-
Unrealized foreign currency translation loss	(13,018)	-	-	-	-	(13,018)	-	-	-
Net loss	(796,007)	-	-	-	(630,274)	-	-	-	(165,733)
Balance at March 31, 2009	(2,061,071)	52,622,574	5,262	86,929	(1,945,358)	(25,768)	(1,000)	(2,000)	(180,136)
Unrealized foreign currency translation loss	(28,325)	-	-	-	-	(28,325)	-	-	-
Net loss, June 30, 2009	($114,407)	-	-	-	($95,607)		-	-	(18,800)

Balance at June 30, 2009	$(2,203,803)	52,622,574	$ 5,262	$86,929	$(2,040,965)	$(54,093)	(1,000)	$(2,000)	$ (198,936)

See accompanying notes to unaudited condensed consolidated financial statements

Pulmo BioTech, Inc. and Subsidiary

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Pulmo BioTech Inc. (the "Company") was incorporated under the laws of the state of Delaware on July 20, 2006 by its then parent, Syntony Group, Inc. The Company is currently in the development stage and is continuing to develop its planned principal operations. In accordance with such plans, the Company recently completed a merger on February 28, 2008, pursuant to Plan of Merger with Lumen Medical, Inc. ("Lumen") (see "Acquisition" below), which was entered into on October 1, 2007. The Merger Agreement provided for a business combination whereby Lumen was merged with and into the Company in accordance with the terms of the Merger Agreement, with the Company continuing as the surviving corporation (the "Merger"). Pursuant to the Merger, the stockholders of Lumen received in exchange for all of the outstanding shares of Lumen an aggregate of 51,250,000 shares of common stock, $0.0001 par value per share, of the Company. Simultaneous with the Merger, the Company changed its name to Pulmo BioTech, Inc. From inception to date, financing for the Company's activities has been provided primarily by the issuance of stock and by advances from stockholders and related parties (see Note 3).

ACQUISITION

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements include all the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company together with the Company's management discussion and analysis in the Company's March 31, 2009 Form 10-K. Interim results are not necessarily indicative of the results for future interim periods or for the full year.

Research and Development Costs

Research and development costs are expensed as incurred. Amounts in connection with Canadian government assistance programs, such as investment tax credits for research and development costs, are reflected as income tax credits (benefits) when the costs are incurred, provided the Company is reasonably certain that the credits will be received based on their refundable nature. Non-refundable credits can be carried forward and serve to reduce future fiscal period taxes in profitable periods. Furthermore, the investment tax credits for research and development costs must be examined and approved by the applicable Canadian tax authorities prior to payment of the cost reimbursement, or determination of the carryforward value. It is possible that the amounts granted will differ from the amounts received.

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

Fair Value Measurement

Effective January 1, 2008, the Company adopted both SFAS 157 and SFAS 159 without any effect.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, '"Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company has adopted SFAS No. 160 effective April 1, 2009, and its impact is reflected in the attached unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations - Revised," that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about business combinations and their effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company has adopted SFAS No. 141(R) effective April 1, 2009. Based on the absence of any business combination activity subsequent to March 31, 2009, the adoption of SFAS No. 141(R) has not had an effect on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the Company beginning in the first quarter of fiscal year 2010 and is required to be applied prospectively. The Company adopted SFAS No. 165 in May 2009.

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, "FASB Accounting Standards Codification" ("Codification" or "SFAS 168") as the single source of authoritative non-governmental U.S. GAAP which was launched on July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification does not change GAAP. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Upon the Codification becoming effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact the Company's financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Reclassifications

Prior period amounts have been reclassified where necessary to conform with current presentation and to aid in comparability.

NOTE 3 - GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from inception, has a net working capital deficiency, and has had no operating revenue sources through June 30, 2009. Since inception, the source of financing for the Company's activities has primarily been from stockholder and related party borrowings. A certain stockholder has committed to continue the funding of deficit operations during the 12 month period following the release of this report on Form 10-Q, or until such time that the Company obtains debt or equity financing from financial institutions or other accredited investors.

The Company's management continues to actively plan and to seek additional sources of debt or equity financing and continues to plan on developing cash flows through future fiscal period product development and sales. There can be no assurance that management will be successful in its efforts or at favorable terms.

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

NOTE 4 - STOCKHOLDER LOAN RELATED PARTY PAYABLE

As of June 30, 2009, the Company and its subsidiary had borrowed an aggregate of $1,563,670 from a significant stockholder. The loans were non interest bearing and payable upon demand. Subsequent to June 30, 2009, such stockholder made additional noninterest bearing advances of $ 40,000 to the Company.

As of June 30, 2009, the Company and its subsidiary had borrowed an aggregate of $0 from an affiliate. The loans were non interest bearing and payable upon demand.

For the three months ended June 30, 2009 and 2008, the Company incurred legal expense due to an officer of the Company for $-0- and $9,500, respectively.

For the three months ended June 30, 2009 and 2008, the Company incurred management fees of $24,686 and $45,605, respectively, to a company controlled by an officer/stockholder.

 For the three months ended June 30, 2009 and 2008, the Company incurred management fees of $-0- and $18,000, respectively, to a former stockholder.

For the three months ended June 30, 2009 and 2008, PulmoScience incurred $-0- and $11,378, respectively, in consulting fees to a company that provides software and hardware solutions for commercial and medical events, owned by a director and incurred $15,146 and $17,325, respectively, in consulting fees to a company owned by a director/officer. In addition, for the three months ended June 30, 2009 and 2008, $19,888 and $110,039 was incurred in research fees.

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

NOTE 6 - NONCONTROLLING INTEREST

In accordance with the merger completed on February 28, 2008, with Lumen (all as more fully described in Note 1, above), whereby Lumen was merged with and into the Company in a business combination. Lumen at the time of the merger owned 51% of PulmoScience. The Company had an option to increase its stake in PulmoScience to 61%, and exercised such option in fiscal 2009. The 39% of PulmoScience which the Company does not own represents the noncontrolling interest.

NOTE 7 - SUBSEQUENT EVENT

Subsequent Events have been evaluated through August 19, 2009, the date the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-looking Statements

The statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company's ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Plan of Operation

Our plan of operation for the next twelve months is to concentrate on advancing PulmoScience's PulmoBind technology toward regulatory approval and commercialization.

We will be required to raise additional funds in the next 12 months in order to continue in existence. Recently, the funds required to support our operations and research and development efforts have been provided by our principal stockholder, Tendall FZCO. While Tendall is not obligated to continue providing funding to our Company, it has advised us that it will continue to do so during the next 12 months, following the release of this filing on Form 10-Q, until the Company is able to raise debt or equity funds from financial institutions of accredited investors.

Results of Operations

The Company had  no revenues for the three months ended June 30, 2009 and 2008, and the Company incurred net losses of ($114,407) and ($324,293), respectively. General and administrative expense decreased by $125,725 for the three months ended June 30, 2009 as compared to the 2008 period, primarily as a result of a decrease in legal and accounting expenses. Research and development expense was $35,034 for the three months ended June 30, 2009, as compared to $127,364 in the 2008 period.

The Company has generated no profit since reactivation on March 26, 2001. Cumulative losses total $1,488,409 since the Company's reactivation. Primarily, these losses are the result of legal and accounting expenses, in addition to research and development expense of $381,972.

Liquidity

At June 30, 2009, the Company had $26,561 in cash resources. While the Company's cash resources at June 30, 2009 were not sufficient to pay the Company's accounts payable and accrued expenses at that date or to provide for the expected expenses of the Company during the next 12 months, Tendall FZCO has confirmed to the Company that it will continue to provide funding to the Company on an as needed basis during such 12 month period if the Company is unable to raise debt or equity funds from financial institutions or other accredited investors.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of June 30, 2009 or during the quarter then ended.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the three month period ending June 30, 2009, from the sale of registered securities of the Company because we did not register under the Securities Act of 1933, nor did we have any sales securities during such period.

Purchases of Equity Securities by Us and Affiliated Purchasers

None

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
PULMO BIOTECH INC.
Date: August 19, 2009	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

Date: August 19, 2009	By: /s/ Rajiv Garg
Rajiv Garg, Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify that:

1. I have reviewed this Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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
Date: August 19, 2009	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

A signed original of this written statement required by Section 302 has been provided to Pulmo Biotech, Inc. and will be retained by Pulmo Biotech, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rajiv Garg, certify that:

1. I have reviewed this Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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
Date: August 19, 2009	By: /s/ Rajiv Garg
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

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350,

 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of Pulmo Biotech, Inc. for the quarter ended June 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pulmo Biotech, Inc.

I, Rajiv Garg, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that the Quarterly Report on Form 10-Q of Pulmo Biotech, Inc. for the quarter ended June 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pulmo Biotech, Inc.

Date: August 19, 2009	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

Date: August 19, 2009	By: /s/ Rajiv Garg
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

EDGAR conversion by EdgarGlobal, http://www.EdgarGlobal.com