Form 10-Q
period 2009-09-30
PULMO BIOTECH INC.
filed 2009-11-17
CIK 1286690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission File Number: 000-50678

PULMO BIOTECH INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5622985
(State of incorporation)	(I.R.S. Employer Identification No.)

1035 Park Avenue, Suite 7B, New York NY	10028-0912
(Address of principal executive offices)	(Zip Code)

646-827-9362
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,", "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No  [ X ]

Number of shares of Common Stock, $ 0.0001 par value, outstanding at November 13, 2009: 52,621,574.

PART I - FINANCIAL INFORMATION Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence immediately below, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
Assets
Current assets
Cash and cash equivalents	$ 26,373	$ 49,549
Sales tax refund receivable	5,976	7,755
Research and development tax credit receivable	31,317	44,107
Prepaid expenses	660	-
Total assets	$ 64,326	$ 101,411

Liabilities and Stockholders' Deficit
Current Liabilities
Loan payable - related parties	$ 1,673,670	$ 1,563,671
Accounts payable and accrued expenses	327,549	233,540
Common stock of subsidiary subject to mandatory redemption	420,197	365,271
Total liabilities	2,421,416	2,162,482

Stockholders' deficit
Preferred stock, 2,500,000 shares authorized at $0.0001 par value, none issued or outstanding	-	-
Common stock, 250,000,000 shares authorized at $0.0001 par value, 52,622,574 shares issued and outstanding, respectively	5,262	5,262
Additional paid-in capital	86,929	86,929
Unrealized foreign currency translation loss	(77,452)	(25,768)
Deficit accumulated prior to the development stage	(751,491)	(751,491)
Deficit accumulated during development stage	(1,400,675)	(1,193,867)
Treasury stock, at cost, 1,000 shares, respectively	(2,000)	(2,000)
Total majority interest shareholders' deficit	(2,139,427)	(1,880,935)
Noncontrolling deficit	(217,663)	(180,136)
Total stockholders' deficit	(2,357,090)	(2,061,071)

Total liabilities and stockholders' deficit	$ 64,326	$ 101,411

See accompanying notes to unaudited condensed consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Six Months Ended September 30,		For the Period From Reactivation (March 26, 2001) Through September 30,
	2009	2008	2009

General and administrative expenses	$ 173,919	$ 329,298	$ 1,223,702

Research and development expenses	74,100	222,574	421,039

Loss before income taxes	248,019	551,872	1,644,741

Benefit for income taxes	(3,684)	(28,908)	(26,403)

Net Loss	244,335	522,964	1,618,338

Net loss attributable to noncontrolling interest	(37,527)	(135,102)	(217,663)

Net loss attributable to Pulmo BioTech, Inc.	$ (206,808)	$ (387,862)	$ (1,400,675)

Basic and diluted net loss per common share	*	($0.01)

Weighted average common shares outstanding, basic and diluted	52,612,574	52,621,574

	For the Three Months Ended September 30,
	2009	2008

General and administrative expenses	$ 92,815	$ 122,469

Research and development expenses	39,066	95,210

Loss before income taxes	131,881	217,679

Benefit for income taxes	(1,953)	(19,008)

Net Loss	129,928	198,671

Net loss attributable to noncontrolling interest	(18,727)	(41,198)

Net loss attributable to Pulmo BioTech, Inc.	$ (111,201)	$ (157,473)

Basic and diluted net loss per common share	*	*

Weighted average common shares outstanding, basic and diluted	52,621,574	52,621,574

* less than $0.01 per share

See accompanying notes to unaudited condensed consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended September 30,		For the Period From Reactivation (March 26, 2001) Through September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (206,808)	$ (387,862)	$ (1,400,675)
Adjustments to reconcile net loss to net cash used
in operating activities:
Shares issued for services rendered	-	-	26,000
Net loss atributable to noncontrolling interest	(37,527)	(135,102)	(217,663)
Changes in assets and liabilities:
Tax credits receivable	22,367	(28,480)	255,295
Prepaid expenses	(660)	850	660
Accounts payable and accrued expenses	83,036	88,971	185,884

Net cash used in operating activities	(139,592)	(461,623)	(1,150,499)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions	-	-	1,000,000
Stock subscriptions refunded	-	-	(900,000)
Due to affiliate	-	-	83,539
Loan payable-related party	109,999	204,382	516,318
Purchase of treasury stock	-	(2,000)	(2,000)
Assumption of liabilities by stockholder	-	-	93,914

Net cash provided by financing activities	109,999	202,382	791,771

Net decrease in cash	(29,593)	(259,241)	(358,728)
Cash acquired in merger	-	-	462,553
Unrealized foreign currency translation gain (loss)	6,417	(3,378)	(77,452)
Cash and cash equivalents, beginning of period	49,549	328,532	-

Cash and cash equivalents, end of period	$ 26,373	$ 65,913	$ 26,373

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -	$ 1,255

See accompanying notes to unaudited condensed consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the period from Reactivation [March 26, 2001] through September 30, 2009

	Total Deficit			Additional Paid-in Capital	Deficit Accumulated Prior to and During Development Stage	Unrealized Translation Gain (Loss)	Treasury Stock		Non- controlling Interest
		Common Stock
		Shares	Amount				Shares	Amount
March 26, 2001	($2,000)	142,800,000	$14,280	$735,211	($751,491)	-	-	-	-
Reverse split shares:
April 2, 2001, 1 for 1,428 shares	-	(142,326,538)	(14,233)	14,233	-	-	-	-	-
October 1, 2001, 1 for 10 shares	-	(425,888)	(43.00)	43	-	-	-	-	-
Stock issued for expenses at $0.02 per share	18,000	925,000	93	17,907	-	-	-	-	-
Net loss	(18,100)	-	-	-	(18,100)	-	-	-	-
Balance at December 31, 2001	(2,100)	972,574	97	767,394	(769,591)	-	-	-	-
Issued stock for expenses at $0.02 per share	8,000	400,000	40	7,960	-	-	-	-	-
Net loss	(9,205)	-	-	-	(9,205)	-	-	-	-
Balance at December 31, 2002	(3,305)	1,372,574	137	775,354	(778,796)	-	-	-	-
Net loss	(14,695)	-	-	-	(14,695)	-	-	-	-
Balance at December 31, 2003	(18,000)	1,372,574	137	775,354	(793,491)	-	-	-	-
Net loss	(24,150)	-	-	-	(24,150)	-	-	-	-
Balance at December 31,2004	(42,150)	1,372,574	137	775,354	(817,641)	-	-	-	-
Net loss	(20,564)	-	-	-	(20,564)	-	-	-	-
Balance at December 31, 2005	(62,714)	1372574	137	775354	(838,205)	-	-	-	-
Assumption of liabilities by stockholder	93,914	-	-	93,914	-	-	-	-	-
Net loss	(168,778)	-	-	-	(168,778)	-	-	-	-
Balance at December 31, 2006	(137,578)	1,372,574	137	869,268	(1,006,983)	-	-	-	-
Increase in additional paid-in capital due to stock subscription receivable	100,000	-	-	100,000	-	-	-	-	-
Net loss	(221,217)	-	-	-	(221,217)	-	-	-	-
Balance at December 31, 2007	(258,795)	1,372,574	137	969,268	(1,228,200)	-	-	-	-
Shares issued for acquisition of Lumen	(877,214)	51,250,000	5,125	641,752	(1,524,091)	-	-	-	-
Deficit of Lumen on acquisition	-	-	-	(1,524,091)	1,524,091	-	-	-	-
Unrealized foreign currency translation loss	(12,750)	-	-	-	-	(12,750)	-	-	-
Net loss	(101,287)	-	-	-	(86,884)	-	-	-	(14,403)
Balance at March 31, 2008	(1,250,046)	52,622,574	5,262	86,929	(1,315,084)	(12,750)	-	-	(14,403)
Treasury stock acquired at $2 per share	(2,000)	-	-	-	-	-	(1,000)	(2,000)	-
Unrealized foreign currency translation loss	(13,018)	-	-	-	-	(13,018)	-	-	-
Net loss	(796,007)	-	-	-	(630,274)	-	-	-	(165,733)
Balance at March 31, 2009	(2,061,071)	52,622,574	5,262	86,929	(1,945,358)	(25,768)	(1,000)	(2,000)	(180,136)
Unrealized foreign currency translation loss	(51,684)	-	-	-	-	(51,684)	-	-	-
Net loss, September 30, 2009	(244,335)	-	-	-	(206,808)	-	-	-	(37,527)

Balance at September 30, 2009	$ (2,357,090)	52,622,574	$ 5,262	$ 86,929	$ (2,152,166)	$ (77,452)	(1,000)	$ (2,000)	$ (217,663)

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

Research and Development Costs

Research and development costs are expensed as incurred. Amounts in connection with Canadian government assistance programs, such as investment tax credits for research and development costs, are reflected as income tax credits (benefits) when the costs are incurred, provided the Company is reasonably certain that the credits will be received based on their refundable nature. Non-refundable credits can be carried forward and serve to reduce future fiscal period taxes in profitable periods. Furthermore, the investment tax credits for research and development costs must be examined and approved by the applicable Canadian tax authorities prior to payment of the cost reimbursement, or determination of the carryforward value. It is possible that the amounts requested under such filings may differ from the amounts received.

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

Fair Value Measurement

The Company complies with the terms of the accounting pronouncement governing fair value measurement.  Currently, all asset and liability book values equate with their fair values based on their relative components.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("Codification") as the single source of authoritative non-governmental U.S. GAAP which was launched on July 1, 2009. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is now the single source of authoritative U.S. GAAP. All guidance included in the Codification is now considered authoritative, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Upon the Codification's effective date, all non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification's effective date is for all periods ending after September 15, 2009. The Codification is for disclosure only and has not impacted the Company's financial condition or results of operations. The Company has adopted the Codification, and reflects such adoption throughout this filing.

In December 2007, the FASB issued an amendment to the pronouncements governing the reporting and disclosure requirements relating to Noncontrolling Interests in Consolidated Financial Statements. The objective of the amendment is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company has adopted this amendment effective April 1, 2009, and its impact is reflected in the attached unaudited condensed consolidated financial statements.

In December 2007, the FASB issued guidance on business combinations that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about business combinations and their effects. To accomplish these objectives, the statement establishes principles and requirements as to how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company has adopted this pronouncement effective April 1, 2009. Based on the absence of any business combination activity subsequent to March 31, 2009, the adoption of this pronouncement has not had an effect on the Company's financial statements.

In May 2009, the FASB issued guidance on subsequent events. This guidance requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, the pronouncement requires an entity to disclose the date through which subsequent events have been evaluated. The pronouncement is effective for the Company beginning in the first quarter of fiscal year 2010 and is required to be applied prospectively. The Company adopted the pronouncement in May 2009; the impact of such adoption is one that correlates with the magnitude of subsequent events, if any, occurring subsequent to the balance sheet date, and prior to the issuance of the respective filing.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Foreign Currency Translation

Monetary assets and liabilities in foreign currency are translated at the exchange rate in effect at the balance sheet date, whereas other assets and liabilities are translated at the transaction date. Income and expenses in foreign currency are translated at the exchange rate in effect at the transaction date. Gains and losses are included in the results of operations. The financial statements and transactions of PulmoScience were translated from their functional Canadian currency into U.S. currency using the convenience translation method whereby all Canadian amounts were converted into U.S. dollars at the noon exchange rate quoted by the Bank of Canada as of the balance sheet date.

Reclassifications

Prior period amounts have been reclassified where necessary to conform with current presentation and to aid in comparability.

NOTE 3 - GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from inception, has a net working capital deficiency, and has had no operating revenue sources through September 30, 2009. Since inception, the source of financing for the Company's activities has primarily been from stockholder and related party borrowings. A certain stockholder has committed to continue the funding of deficit operations during the 12 month period following the release of this report on Form 10-Q, or until such time that the Company obtains debt or equity financing from financial institutions or other accredited investors.

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

NOTE 4 - STOCKHOLDER LOAN RELATED PARTY PAYABLE

As of September 30, 2009, the Company and its subsidiary had borrowed an aggregate of $1,673,670 from a significant stockholder. The loans were non interest bearing and payable upon demand. Subsequent to September 30, 2009, such stockholder made additional noninterest bearing advances of $25,000 to the Company.

For the three and six months ended September 30, 2009, the Company incurred legal expense due to an officer of the Company for $12,000 and $12,000, respectively.

For the three and six months ended September 30, 2009, the Company incurred management fees of $24,686 and $45,605, respectively, to a company controlled by an officer/stockholder.

 For the three and six months ended September 30, 2009, the Company incurred management fees of $21,687 and $46,373, respectively, to a former stockholder.

For the three and six months ended September 30, 2009, PulmoScience incurred $-0- and $-0-, respectively, in consulting fees to a company that provides software and hardware solutions for commercial and medical events, owned by a director and incurred $17,092 and $32,238, respectively, in consulting fees to a company owned by a director/officer. In addition, for the three and six months ended September 30, 2009, $21,970 and $41,798 was incurred for research fees paid to a company affiliated with a director/officer.

NOTE 5 - INCOME TAXES

Effective January 1, 2007, the Company adopted the pronouncement on accounting for uncertainty in Income Taxes which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and tax related penalties as general and administrative expenses.

NOTE 6 - NONCONTROLING INTEREST

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

NOTE 7 - SUBSEQUENT EVENTS

Subsequent Events have been evaluated through November 16, 2009, the date the financial statements were issued.

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

We will be required to raise additional funds in the next 12 months in order to continue in existence. Recently, the funds required to support our operations and research and development efforts have been provided by our principal stockholder, Tendall FZCO. While Tendall is not obligated to continue providing funding to our Company, it has advised us that it will continue to do so during the next 12 months, following the release of this filing on Form 10-Q, until the Company is able to raise debt or equity funds from financial institutions and/or accredited investors.

Results of Operations

The Company had no revenues for the six months ended September 30, 2009 and 2008, and the Company incurred net losses of $206,808 and $387,862, respectively. General and administrative expense decreased by $155,379 for the six months ended September 30, 2009 as compared to the 2008 period, primarily as a result of a decrease in legal and accounting expenses. Research and development expense was $74,100 for the six months ended September 30, 2009, as compared to $222,574 in the 2008 period.

The Company has generated no profit since reactivation on March 26, 2001. Cumulative losses total of $1,400,675 are attributable to Pulmo Bio Tech, Inc., since the Company's reactivation, during the same period the non-controlling interest incurred losses of $217,663. Primarily, these losses are the result of inception to date legal and accounting expenses, in addition to cumulative research and development expenses of $421,039.

Liquidity

At September 30, 2009, the Company had $26,373 in cash resources. While the Company's cash resources at September 30, 2009 were not sufficient to pay the Company's accounts payable and accrued expenses at that date or to provide for the expected expenses of the Company during the next 12 months, Tendall FZCO has confirmed to the Company that it will continue to provide funding to the Company on an as needed basis during such 12 month period if the Company is unable to raise debt or equity funds from financial institutions and/or other accredited investors.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of September 30, 2009 or during the quarter then ended.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the six month period ending September 30, 2009, from the sale of registered securities of the Company because we did not register under the Securities Act of 1933, nor did we have any sales of securities during such period.

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
PULMO BIOTECH INC.
Date: November 16, 2009	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

Date: November 16, 2009	By: /s/ Rajiv Garg
Rajiv Garg, Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify that:

1. I have reviewed this Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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

Date: November 16, 2009	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

A signed original of this written statement required by Section 302 has been provided to Pulmo Biotech, Inc. and will be retained by Pulmo Biotech, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rajiv Garg, certify that:

1. I have reviewed this Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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

Date: November 16, 2009	By: /s/ Rajiv Garg
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

I, Garry McCann, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of Pulmo Biotech, Inc. for the quarter ended September 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pulmo Biotech, Inc.

I, Rajiv Garg, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that the Quarterly Report on Form 10-Q of Pulmo Biotech, Inc. for the quarter ended September 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pulmo Biotech, Inc.

Date: November 16, 2009	By: /s/ Garry McCann
Garry McCann
President and Chief Executive Officer

Date: November 16, 2009	By: /s/ Rajiv Garg
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