Form 10-Q
period 2009-12-31
PULMO BIOTECH INC.
filed 2010-03-22
CIK 1286690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

Commission File Number: 000-50678

PULMO BIOTECH INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5622985
(State of incorporation)	(I.R.S. Employer Identification No.)

1035 Park Avenue, Suite 7B, New York NY	10028-0912
(Address of principal executive offices)	(Zip Code)

646-827-9362
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1)has filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [   ]  No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§232.405 of this chapter) during the preceding 12months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,", "accelerated filer," and "smaller reporting company" in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [ ]    No [ X ]

Number of shares of Common Stock, $ 0.0001 par value, outstanding at March 22, 2010: 52,621,574.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence immediately below, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$5,405	$49,549
Sales tax refund receivable	3,987	7,755
Research & development tax credit receivable	35,745	44,107
Prepaid insurance	273
Total assets	$45,410	$101,411

Liabilities and Stockholders' (Deficit)
Current Liabilities
Loan payable-related party	$1,698,671	$1,563,671
Accounts payable and accrued liabilities	413,959	233,540
Common stock of subsidiary subject to
mandatory redemption	434,840	365,271
Total current liabilities	2,547,470	2,162,482

Stockholders' (deficit)
Preferred stock, 2,500,000 shares authorized at $0.0001 par value, none issued or outstanding	-	-
Common stock, 250,000,000 shares authorized at $0.0001 par value, 52,621,574 shares issued and outstanding	5,262	5,262
Additional paid-in capital	86,929	86,929
Unrealized foreign currency translation loss	(114,468)	(25,768)
Deficit accumulated prior to the development stage	(751,491)	(751,491)
Deficit accumulated during development stage	(1,402,374)	(1,193,867)
Treasury stock, at cost (1,000 shares of common stock)	(2000)	(2000)
Total majority interest shareholders' deficit	(2,178,142)	(1,880,935)
Noncontrolling deficit	(323,918)	(180,136)
Total stockholders' (deficit)	(2,502,060)	(2,061,071)

Total liabilities and stockholders' (deficit)	$45,410	$101,411

See accompanying notes to unaudited condensed consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Nine Months Ended December 31,		For the Period From Reactivation (March 26, 2001) Through
	2009	2008	December 31, 2009

General and administrative expenses	$242,962	$404,992	$1,292,745
Research and development expenses	115,454	255,901	462,393
Loss before income taxes	$358,416	$660,893	1,755,138
Benefit for income taxes	(6,127)	(24,549)	(28,846)
Net Loss	$352,289	$636,344	$1,726,292
Net loss attributable to noncontrolling interest	($143,782)	($176,334)	($323,918)
Net loss attributable to Pulmo BioTech, Inc.	($208,507)	($460,010)	($1,402,374)
Basic and diluted net loss per common share	*	($0.01)

Weighted average common shares outstanding, basic and diluted	52,612,574	52,621,574

	For the Three Months Ended December 31,
	2009	2008

General and administrative expenses	$92,815	$75,693
Research and development expenses	39,066	33,326
Loss before income taxes	$131,881	$109,019
Benefit for income taxes	(1,953)	4,361
Net Loss	($129,928)	($113,380)
Net loss attributable to noncontrolling interest	($106,255)	($48,222)
Net loss attributable to Pulmo BioTech, Inc.	($23,673)	($65,158)
Basic and diluted net loss per common share	*	*

Weighted average common shares outstanding, basic and diluted	52,621,574	52,621,574

* Less than $0.01, per share

See accompanying notes to unaudited condensed consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months ended December 31		For the Period From Reactivation (March 26, 2001) Through December 31, 2009
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($208,507)	($460,010)	($1,402,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	-	-	26,000
Net loss attributable to noncontrolling interest	(143,782)	(176,334)	(323,918)
Changes in assets and liabilities
Accounts receivable	5,244	-	5,244
Tax credits receivable	16,762	13,825	272,057
Prepaid expenses	(273)	1,285	387
Accounts payable and other current liabilities	176,723	118,915	273,062
Net cash used in operating activities	(153,833)	(502,319)	(1,149,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscriptions	-	-	1,000,000
Stock subscriptions refunded	-	-	(900,000)
Due to affiliate	-	-	83,539
Loan receivable	(9,910)		(9,910)
Loan payable-related party	135,000	204,382	541,319
Purchase of treasury stock	-	(2,000)	(2,000)
Assumption of liabilities by stockholder	-	-	93,914
Net cash provided by financing activities	125,090	202,382	806,862
Net decrease in cash	(28,743)	(299,937)	(342,680)
Cash acquired in merger		0	462,553
Unrealized foreign currency translation loss	(15,401)	(11,979)	(114,468)
Cash and cash equivalents, beginning of period	49,549	328,532	-
Cash and cash equivalents, end of period	$ 5,405	16,616	$ 5,405

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -	$ 1,255

See accompanying notes to unaudited condensed consolidated financial statements

Pulmo BioTech Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the period from Reactivation [March 26, 2001] through December 31, 2009

	Total Deficit	Common Stock		Additional Paid-in Capital	Deficit Accumulated Prior to and During Development Stage	Unrealized Translation Gain (Loss)	Treasury Stock		Non- controlling Interest
		Shares	Amount				Shares	Amount

26-Mar-01	($2,000)	142,800,000	$14,280	$735,211	($751,491)	-	-	-	-
Reverse split shares:
April 2, 2001, 1 for 1,428 shares	-	(142,326,538)	(14,233)	14,233	-	-	-	-	-
October 1, 2001, 1 for 10 shares	-	(425,888)	(43)	43	-	-	-	-	-
Stock issued for expenses at $0.02 per share	18,000	925,000	93	17,907	-	-	-	-	-
Net loss	(18,100)	-	-	-	(18,100)	-	-	-	-
Balance at December 31, 2001	(2,100)	972,574	97	767,394	(769,591)	-	-	-	-
Issued stock for expenses at $0.02 per share	8,000	400,000	40	7,960	-	-	-	-	-
Net loss	(9,205)	-	-	-	(9,205)	-	-	-	-
Balance at December 31, 2002	(3,305)	1,372,574	137	775,354	(778,796)	-	-	-	-
Net loss	(14,695)	-	-	-	(14,695)	-	-	-	-
Balance at December 31, 2003	(18,000)	1,372,574	137	775,354	(793,491)	-	-	-	-
Net loss	(24,150)	-	-	-	(24,150)	-	-	-	-
Balance at December 31,2004	(42,150)	1,372,574	137	775,354	(817,641)	-	-	-	-
Net loss	(20,564)	-	-	-	(20,564)	-	-	-	-
Balance at December 31, 2005	(62,714)	-	-	-	(838,205)	-	-	-	-
Assumption of liabilities by stockholder	93,914	-	-	93,914	-	-	-	-	-
Net loss	(168,778)	-	-	-	(168,778)	-	-	-	-
Balance at December 31, 2006	(137,578)	1,372,574	137	869,268	(1,006,983)	-	-	-	-
Increase in additional paid-in capital due to stock subscription receivable	100,000	-	-	100,000	-	-	-	-	-
Net loss	(221,217)	-	-	-	(221,217)	-	-	-	-
Balance at December 31, 2007	(258,795)	1,372,574	137	969,268	(1,228,200)	-	-	-	-
Shares issued for acquisition of Lumen	(877,214)	51,250,000	5,125	641,752	(1,524,091)	-	-	-	-
Deficit of Lumen on acquisition	-	-	-	(1,524,091)	1,524,091	-	-	-
Unrealized foreign currency translation loss	(12,750)	-	-	-	-	(12,750)	-	-	-
Net loss	(101,287)	-	-	-	(86,884)	-	-	-	(14,403)
Balance at March 31, 2008	(1,250,046)	52,622,574	5,262	86,929	(1,315,084)	(12,750)	-	-	(14,403)
Treasury stock acquired at $2 per share	(2,000)	-	-	-	-	-	(1,000)	(2,000)	-
Unrealized foreign currency translation loss	(13,018)	-	-	-	-	(13,018)	-	-	-
Net loss,	(796,007)	-	-	-	(630,274)	-	-	-	(165,733)
Balance at March 31, 2009	(2,061,071)	52,622,574	5,262	86,929	(1,945,358)	(25,768)	(1,000)	(2,000)	(180,136)
Unrealized foreign currency translation loss	(88,700)	-	-	-		(88,700)	-	-	-
Net loss, December 31, 2009	(352,289)				(208,507)				(143,782)
Balance at December 31, 2009	$(2,502,060)	52,622,574	$5,262	$86,929	$(2,153,865)	$(114,468)	$(1,000)	$(2,000)	$(323,918)

See accompanying notes to unaudited condensed consolidated financial statements

Pulmo BioTech, Inc. and Subsidiary

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Pulmo BioTech Inc. (the "Company") was incorporated under the laws of the state of Delaware on July 20, 2006 by its then parent, Syntony Group, Inc. The Company is currently in the development stage and is continuing to develop its planned principal operations. In accordance with such plans, the Company completed a merger on February 28, 2008, pursuant to Plan of Merger with Lumen Medical, Inc. ("Lumen") (see "Acquisition" below), which was entered into on October 1, 2007. The Merger Agreement provided for a business combination whereby Lumen was merged with and into the Company in accordance with the terms of the Merger Agreement, with the Company continuing as the surviving corporation (the "Merger"). Pursuant to the Merger, the stockholders of Lumen received in exchange for all of the outstanding shares of Lumen an aggregate of 51,250,000 shares of common stock, $0.0001 par value per share, of the Company. Simultaneous with the Merger, the Company changed its name to Pulmo BioTech, Inc. From inception to date, financing for the Company's activities has been provided primarily by the issuance of stock and by advances from stockholders and related parties (see Note 3).

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

NOTE 3 - GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from inception, has a net working capital deficiency, and has had no operating revenue sources through December 31, 2009. Since inception, the source of financing for the Company's activities has primarily been from stockholder and related party borrowings.

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

NOTE 4 - STOCKHOLDER LOAN RELATED PARTY PAYABLE

As of December 31, 2009, the Company and its subsidiary had borrowed an aggregate of $1,698,671 from a significant stockholder. The loans were non interest bearing and payable upon demand. Subsequent to December31, 2009, such stockholder made additional noninterest bearing advances of $21,000 to the Company.

For the three and nine months ended December 31, 2009, the Company incurred legal expense due to an officer of the Company for $4,500 and $16,500, respectively.

For the three and nine months ended December 31, 2009, the Company incurred management fees of $22,705 and $69,078, respectively,to a company controlled by an officer/stockholder.

For the three and nine months ended December 31, 2009, PulmoScience incurred $-0- and $-0-, respectively, in consulting fees to a company that provides software and hardware solutions for commercial and medical events, owned by a director and incurred $17,804 and $50,043, respectively, in consulting fees to a company owned by a director/officer. In addition, for the three and nine months ended December 31, 2009, $52,797 and $84,595 was incurred for research fees paid to a company affiliated with a director/officer.

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

NOTE 7 - SUBSEQUENT EVENTS

Subsequent Events have been evaluated through the date the financial statements were issued.

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

Results of Operations

The Company had no revenues for the nine months ended December 31, 2009 and 2008, and the Company incurred net losses of $104,788 and $94,573, respectively. General and administrative expense decreased by $1,353 for the nine months ended December 31, 2009 as compared to the 2008 period, primarily as a result of a decrease in legal and accounting expenses. Research and development expense was $60,603 for the nine months ended December 31, 2009,as compared to $33,326 in the 2008 period.

The Company has generated no profit since reactivation on March 26, 2001. Cumulative losses total of $1,402,374 are attributable to Pulmo Bio Tech, Inc., since the Company's reactivation, during the same period the non-controlling interest incurred losses of $323,918. Primarily, these losses are the result of inception to date legal and accounting expenses, in addition to cumulative research and development expenses of $462,000.

Liquidity

At December 31, 2009, the Company had $5,405 in cash resources.While the Company's cash resources at December 31, 2009 were not sufficient to pay the Company's accounts payable and accrued expenses at that date or to provide for the expected expenses of the Company during the next 12 months.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of December 31, 2009 or during the quarter then ended.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the six month period ending December 31, 2009, from the sale of registered securities of the Company because we did not register under the Securities Act of 1933, nor did we have any sales of securities during such period.

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

PULMO BIOTECH INC.
Date: March 22, 2010	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

Date: March 22, 2010	By: /s/ Rajiv Garg
Rajiv Garg, Chief Financial Officer

Exhibit 31.1

 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify that:

1.   I have reviewed this Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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

Date: March 22, 2010	By: /s/ Garry McCann
Garry McCann, President and Chief Executive Officer

A signed original of this written statement required by Section 302 has been provided to Pulmo Biotech, Inc. and will be retained by Pulmo Biotech, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 31.2

 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rajiv Garg, certify that:

1.   I have reviewed this Quarterly Report of Pulmo BioTech Inc. (the "Registrant") on Form 10-Q for the period ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (this "Report");

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

Date: March 22, 2010	By: /s/ Rajiv Garg
Rajiv Garg, Chief Financial Officer

A signed original of this written statement required by Section 302 has been provided to Pulmo Biotech, Inc. and will be retained by Pulmo Biotech, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TOSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Garry McCann, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of Pulmo Biotech, Inc. for the quarter ended December 31, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pulmo Biotech, Inc.

I, Rajiv Garg, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that the Quarterly Report on Form 10-Q of Pulmo Biotech, Inc. for the quarter ended December 31, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Pulmo Biotech, Inc.

Date: March 22, 2010	By: /s/ Garry McCann
Garry McCann
President and Chief Executive Officer

Date: March 22, 2010	By: /s/ Rajiv Garg
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